Form 10-Q
period 1996-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 1996-12-20
CIK 102343

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                  Commission File Number 0-8071

               URBAN IMPROVEMENT FUND LIMITED   1974
      (Exact name of registrant as specified in its charter)

          California                              95-6504946
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington     98101 3076
     (Address of principal executive offices)      (ZIP code)

Registrant's telephone number, including area code:  (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __XX__ No_______.

                    PART I   FINANCIAL INFORMATION

                     Item 1   Financial Statements

                            BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED   1974
                        (A Limited Partnership)

                                ASSETS

                                                September 30,  December 31,
                                                    1996           1995
Cash and cash equivalents                         $1,380,311     $1,303,161

Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method               1,056,553        990,417
                                                   ---------      ---------
         Total Assets                             $2,436,864     $2,293,578
                                                   =========      =========


                   LIABILITIES AND PARTNERS' CAPITAL


Management fee payable                            $   14,255         14,255
Distribution payable                                   2,096          2,096
                                                  ----------       --------
                                                      16,351         16,351

Partners' Capital:
  General Partner   115 Partnership units
    authorized, issued and outstanding                24,205         22,772

  Limited Partners   11,404 Partnership units
    authorized, issued and outstanding             2,396,308      2,254,455
                                                  ----------     ----------
                                                   2,420,513      2,277,227
                                                  ----------     ----------
Total Liabilities and Partners' Capital           $2,436,864     $2,293,578
                                                  ==========     ==========

Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED   1974
                        (A Limited Partnership)


                                                September 30,  December 31,
                                                    1996           1995
General Partner Interest   115 Partner-
         ship units issued and outstanding       $   115,192    $   115,192

Limited Partners' Interest   11,404
         Partnership units issued and
         outstanding                              11,404,000     11,404,000
                                                  ----------     ----------
                                                  11,519,192     11,519,192

Offering Expenses                                 (1,315,039)    (1,315,039)

Distributions to Partners                         (1,181,501)    (1,181,501)

Accumulated loss through
         December 31, 1995                        (6,745,425)    (6,745,425)

Income for nine-month period ended
         September 30, 1996                          143,286            -0-
                                                  -----------    -----------
                                                  (6,602,139)    (6,745,425)
                                                  -----------    -----------
Partners' Capital at End of Period               $ 2,420,513    $ 2,277,227
                                                 ============   ============













Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

                 URBAN IMPROVEMENT FUND LIMITED   1974
                        (A Limited Partnership)

                                     For the Three-Month   For the Nine-Month
                                       Period Ended           Period Ended
                                       September 30,          September 30,
                                    1996           1995       1996       1995
                                   ------         ------     ------    -------
Revenues                       $   20,762     $   12,663   $  55,958  $  13,428

Cost and expenses:

     Professional fees              1,650            -0-      15,024     12,780

     Management fee                14,255         14,255      42,765     42,765

     Other                            250            250       2,924      2,938

      Amortization                    833          1,705       2,499      5,115
                                  -------         ------     -------    -------
                                   16,988         16,210      63,212     63,598
                                  -------         ------     -------    -------
Income (loss) before equity in
    income of Local Limited
      Partnerships                  3,774         (3,547)     (7,254)   (50,170)
Equity in net income of Local
    Limited Partnerships           49,025        141,278     150,540    403,364
                                 --------       --------    --------   --------
  Net Income                     $ 52,799       $137,731    $143,286   $353,194
                                 ========       ========    ========   ========
Allocation of net income:

    Net income allocated to General
      Partner                    $    528      $  1,377     $  1,433   $  3,532

    Net income allocated to Limited
        Partners                   52,271       136,354      141,853    349,662
                                 --------      --------     --------   --------
                                 $ 52,799      $137,731     $143,286   $353,194
                                 ========      ========     ========   ========
Net income allocated to Limited
    Partners per Limited Partner-
    ships Unit (11,404 units out-
    standing at September 30, 1996
      and 1995)                  $      5     $     12     $     12    $     31
                                 ========     ========     ========    ========

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED   1974
                        (A Limited Partnership)

                                     For the Three-Month    For the Nine-Month
                                        Period Ended           Period Ended
                                        September 30,          September 30,
                                    1996           1995     1996          1995
                                   ------        -------   ------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                 $   52,799    $  137,731   $  143,286 $  353,194
    Adjustments to reconcile net
    income to net cash used by
    operating activities:
    Amortization of initial
    and rent-up fees                  833         1,705        2,499      5,115
         Equity in net income of
    local limited partnerships    (49,025)     (141,278)    (150,540)  (403,364)
         Decrease in trade accounts
    payable and accrued
    management fees                   -0-        14,255          -0-     14,255
                                 ---------     ---------    --------   ---------
              Total adjustments   (48,192)     (125,318)    (148,041)  (383,994)
                                 ---------     ---------    ---------  ---------
        Net cash provided
          (used) by operating
          activities                4,607        12,413       (4,755)   (30,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received         15,217        15,217       60,554  1,295,413
    Net advances paid by limited
     partnerships                  (5,000)       (2,500)      21,351     (7,997)
                                 ---------      --------    ---------  ---------
Net cash provided by investing
     activities                    10,217        12,717       81,905  1,287,416

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in distribution
     payable                          -0-          -0-           -0-       (709)
                                 ---------      --------    ---------  ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS           14,824       25,130        77,150  1,255,907

CASH BALANCE AT BEGINNING OF
          PERIOD                1,365,487    1,275,920     1,303,161     45,143
                               ----------   ----------    ---------- ----------
CASH BALANCE AT END OF PERIOD  $1,380,311   $1,301,050    $1,380,311 $1,301,050
                               ==========   ==========    ========== ==========

Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        September 30, 1996

              URBAN IMPROVEMENT FUND LIMITED   1974
                     (A Limited Partnership)

Note 1 - Organization
---------------------
     Urban Improvement Fund Limited (the Partnership)
was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).
     The Urban Improvement Fund Limited   1974 prospectus, dated July 23,
1974, specified that the General Partner will have at least a one percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests. It is the General Partners' intention to allocate, for income tax and financial reporting purposes, the profits, losses and special allocations in the ratio of ninety-nine percent to the limited partners and one percent to the General Partner.

Note 2   Method of accounting
-----------------------------
     Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.
     Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership investment has been reduced to zero are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership after an investment is reduced to zero are recognized as losses in the period paid.
    The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
--------------
     No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
----------------
     Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited   1974
---------------------------------------------------
     Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020). The Partnership will also pay the General Partner a liquidation fee for the sale of projects.
     The General Partner of the Partnership is a corporation in which Paul
H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

                                         Date PSI Became
          Local Limited Partnership      General Partner
          -------------------------      ---------------
          Notre Dame Apartments           March 1977
          Capitol Hill Associates         December 1978

Note 3   Investments in Local Limited Partnerships
--------------------------------------------------
As of September 30, 1996 and 1995, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The
Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular
Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

     The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Elk Grove Elderly) holds a note receivable for a portion of the sales proceeds. The investments in Local Limited Partnerships are comprised of:

                              September 30, 1996  December 31, 1995
                              ------------------  ----------------
Capital contributions           $ 7,280,364        $ 7,280,364

Distributions                    (4,332,804)        (4,287,467)

Equity in losses                 (2,983,365)        (3,118,688)

Advances                            182,501            203,852

Unamortized costs of acquisitions   909,857            912,356
                                -----------        -----------
                                $ 1,056,553        $   990,417
                                ===========        ===========

Item 2   Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

     The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

     Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $42,765 for the nine months ended September 30, 1996 and 1995.

     The components of the Partnership's equity in income of the Local Limited Partnerships for September 30, 1996 and 1995, is summarized as follows:

                                   For the Three-Month      For the Nine-Month
                                      Period Ended             Period Ended
                                      September 30,            September 30,
                                 1996           1995        1996         1995
                                ------         -----       ------       ------
Income from investments with non-
    zero investment:
         Norway House        $     -0-      $ 97,320   $     -0-      $291,960
         Notre Dame             33,808        28,741     101,424        86,224
                             ---------      --------   ---------      --------
                                33,808       126,061     101,424       378,184
                             ---------      --------   ---------      --------
Repayment of advance from part-
    nership with zero investment:
          Capitol Hill            -0-            -0-      19,871         4,860


Distribution received from partner-
    ships with zero investment:
          Elk Grove            15,217         15,217      15,217        15,217
          Norway House            -0-            -0-      10,653           -0-
          51st and King Drive     -0-            -0-       3,375         5,103
                            ---------      ---------   ---------     ---------
                               15,217         15,217      29,245        20,320
                            ---------      ---------   ---------     ---------
                            $  49,025      $ 141,278   $ 150,540     $ 403,364
                            =========      =========   =========     =========

                   PART II   OTHER INFORMATION




Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1996.

                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  URBAN IMPROVEMENT FUND LIMITED   1974
                                  -------------------------------------
                                                 (Registrant)
                                   By:  Interfinancial Real Estate Management
                                        Company, General Partner




Date  11/15/96                           Michael Fulbright
                                         ---------------------------------
                                            (Signature)
                                   By:  Michael Fulbright, Secretary


Date  11/15/96                           John M. Orehek
                                         ---------------------------------
                                            (Signature)
                                   By:  John M. Orehek, Senior Vice President