Form 10-Q/A
period 1996-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 1997-04-30
CIK 102343

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                              FORM 10-Q

[XX ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

               Commission File Number 0-8071

               URBAN IMPROVEMENT FUND LIMITED   1974
      (Exact name of registrant as specified in its charter)

                California                                 95-6504946
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                          Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington                98101
     (Address of principal executive offices)                  (ZIP code)

Registrant's telephone number, including area code:  (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                  (XXX)Yes         No      .

                                 SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             URBAN IMPROVEMENT FUND LIMITED   1974
                                                (Registrant)
                             By:  Interfinancial Real Estate Management
                                       Company, General Partner


Date 04/30/97                   Michael Fulbright
                                            (Signature)
                                         By:  Michael Fulbright, Secretary



Date 04/30/97                   John M. Orehek
                                            (Signature)
                             By:  John M. Orehek, Senior Vice President