Form 10-Q
period 1997-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 1997-08-26
CIK 102343

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                             FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No.

                           PART I   FINANCIAL INFORMATION

                           Item 1   Financial Statements

                                 BALANCE SHEETS

                       URBAN IMPROVEMENT FUND LIMITED 1974
                              (A Limited Partnership)


                                       ASSETS

                                                 March 31,       December 31,
                                                   1997              1996

Cash and cash equivalents                       $1,407,126       $1,394,990
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method             1,212,708        1,161,695

         Total Assets                           $2,619,834       $2,556,685



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $     3,577      $       47
Management fee payable                              14,255          28,510
Distribution payable                                 2,096           2,096
                                                    19,928          30,653

Partners' Capital:
  General Partner   115 Partnership units
    authorized, issued and outstanding              25,999          25,260

  Limited Partners   11,404 Partnership units
    authorized, issued and outstanding           2,573,907       2,500,772
                                                 2,599,906       2,526,032

Total Liabilities and Partners' Capital         $2,619,834      $2,556,685


Unaudited.  See accompanying notes.

                        CAPITALIZATION AND PARTNERS' CAPITAL

                        URBAN IMPROVEMENT FUND LIMITED 1974
                               (A Limited Partnership)


                                               March 31,        December 31,
                                                 1997               1996
General Partner Interest   115 Partner-
  ship units issued and outstanding         $   115,192        $   115,192

Limited Partners' Interest   11,404
         Partnership units issued and
         outstanding                         11,404,000         11,404,000
                                             11,519,192         11,519,192

Offering Expenses                            (1,315,039)        (1,315,039)

Distributions to Partners                    (1,181,501)        (1,181,501)

Accumulated loss through
  December 31, 1996                          (6,496,620)        (6,496,620)

Income for three month period ended
  March 31, 1997                                 73,874                -0-

                                             (6,422,746)        (6,496,620)

Partners' Capital at End of Period          $ 2,599,906        $ 2,526,032

Unaudited.  See accompanying notes.

                              STATEMENTS OF INCOME

                      URBAN IMPROVEMENT FUND LIMITED   1974
                             (A Limited Partnership)
                                                       For the Three-Month
                                                           Period Ended
                                                             March 31,
                                                        1997            1996

Revenues                                             $ 14,089         $ 22,906

Cost and expenses:

   Professional fees                                    3,577           4,098

   Management fee                                      14,255          14,255

   Amortization                                           833             833

   Other expenses                                           7             -0-
                                                       18,672          19,186
Income (loss) before equity in income
  of Local Limited Partnerships                        (4,583)          3,720
Equity in net income of Local Limited
  Partnerships                                         78,457          53,679

Net Income                                          $  73,874       $  57,399

Allocation of net income:

  Net income allocated to General Partner           $     739       $     574

  Net income allocated to Limited Partners             73,135          56,825
                                                    $  73,874       $  57,399

Net income allocated to Limited Partners per
  Limited Partnerships Unit (11,404 units
  outstanding at March 31, 1997 and 1996)           $       6       $       5

Unaudited.  See accompanying notes.

                              STATEMENTS OF CASH FLOWS

                       URBAN IMPROVEMENT FUND LIMITED   1974
                               (A Limited Partnership)

                                                       For the Three Month
                                                          Period Ended
                                                             March 31,
                                                      1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  73,874         $  57,399
  Adjustments to reconcile net income to net
    cash used by operating activities:
   Amortization of initial and rent-up fees              833               833
     Equity in net income of local
     limited partnerships                            (78,457)          (53,679)
   Increase (decrease) in trade accounts
     payable and accrued management fees             (10,723)            3,577
       Total adjustments                             (88,347)          (49,269)
             Net cash used by operating activities   (14,473)            8,130

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net advances paid by limited partnerships    26,609           19,594
             Net cash used by investing activities    26,690           19,594

NET INCREASE IN CASH AND CASH EQUIVALENTS             12,136           27,724

CASH BALANCE AT BEGINNING OF PERIOD                1,394,990        1,303,161

CASH BALANCE AT END OF PERIOD                     $1,407,126       $1,330,885

Unaudited.  See accompanying notes.

                     NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                   March 31, 1996

                      URBAN IMPROVEMENT FUND LIMITED   1974
                              (A Limited Partnership)

Note 1   Organization   Urban Improvement Fund Limited (the Partnership) was
formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

Note 2   Method of accounting   Initial rent-up fees paid by the Partnership to
the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

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

                                                     Date PSI Became
    Local Limited Partnership                        General Partner

     Notre Dame Apartments                           March 1977
     Capitol Hill Associates                         December 1978

Note 3   Investments in Local Limited Partnerships   As of March 31, 1997 and
1996, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Elk Grove Elderly) holds a note receivable for a portion of the sales proceeds. The investments in Local Limited Partnerships are comprised of:

                                      March 31, 1997        December 31, 1996

Capital contributions                   $ 7,280,364            $ 7,280,364

Distributions                            (4,332,806)            (4,332,804)

Equity in losses                         (2,798,939)            (2,877,396)

Advances                                    155,899                182,509

Unamortized costs of acquisitions           908,190                909,022

                                        $ 1,212,708            $ 1,161,695



                  Item 2   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended March 31, 1997 and 1996.

The components of the Partnership's equity in income of the Local Limited Partnerships for March 31, 1997 and 1996, is summarized as follows:

                                                    For the Three Month
                                                       Period Ended
                                                        March 31,
                                                      1997          1996

Income from investments with non-zero investment:
    Notre Dame                                    $ 51,848        $ 33,808

Repayment from partnerships with zero investment:
    Capitol Hill                                    26,609          19,871

                                                  $ 78,457        $ 53,679

                                PART II   OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1997.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED   1974
            (Registrant)
By:  Interfinancial Real Estate Management
Company, General Partner




Date 08-26-97

(Signature)
By:  Michael Fulbright, Secretary



Date 08-26-97

(Signature)
By:  John M. Orehek, Senior Vice President