Form 10-K
period 1996-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 1997-09-24
CIK 102343

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

[XX ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

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


Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes XXX   No  .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996: No established market value.

                                PART I
Item 1.  Business
     (a)            General Development of Business   Urban
Improvement Fund Limited   1974,  a California limited
partnership (the "Registrant"), was formed in 1974 for the purpose of investing, through local limited real estate partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited
Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant originally acquired equity interests as a limited partner in twelve (12) such LLPs. The Elk Grove Village property was sold through a resyndication in 1984. The Elk Grove Village partnership is still in existence with a note receivable for the sales proceeds of the property. The TDC & Associates property was donated in December 1985 to the Tenant's Development Association. The Logan-Washington Associates property foreclosed in 1993. The remaining nine (9) properties are described in Item 2 hereof.

     (b)            Financial Information about Industry Segment
The Registrant is engaged in only one line of business.

     (c)            Narrative Description of Business   The real
estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects. The outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

     (d)            Financial information about foreign and
domestic operations and export sales   The Registrant's
income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner.
Investment in government-assisted housing is subject to significant regulation. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership
Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Properties.
     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1996:

                                                           1995
                                            No. of        Percent of
 Name                          Type         Units         Occupancy

Weyerbacher Terrace Associates
Indianapolis, IN            236 Rehab.       296           96%

Capitol Hill Associates
Denver, CO                  236 Rehab.       121           97%

Community Apartments Ltd.
Cleveland, OH            221 (d)(3) Rehab.   148           99%

51st and King Drive Partnership
Chicago, IL                 236 Rehab.        96           96%

Met-Paca II Associates
New York, NY                236 Rehab.       192           99%

Monatiquot Village Associates
Braintree, MA               MHFA-New*        324           95%

Norway Housing Associates
Boston, MA                  MHFA-Rehab.*     136          100%

Notre Dame Apartments
San Francisco, CA           236 Rehab.       205          100%

Southern Boulevard
  Partners II
New York, NY                236 Rehab.       175          100%

*        Developed under the auspices of the Massachusetts
Housing Finance Agency.

Mortgage indebtedness associated with each project is shown in
Schedule XI of this report.

    The following is a description of each of the above listed properties:

     WEYERBACHER TERRACE ASSOCIATES (also known as
Boulevard Terrace Associates) is a 296 unit project located in Indianapolis, Indiana consisting of four and five-story buildings of masonry construction. This project was formerly St.
Vincent's Hospital and was extensively rehabilitated and converted into apartments designed for elderly tenants. The project was rehabilitated under Section 236 of the National Housing Act.

    Number of Units           Type        Average Size (Sq. Ft.)
               16          Efficiency                 400
              201          1 Bedroom                  570
               79          2 Bedroom                  710

    CAPITOL HILL ASSOCIATES, is a multi-site 121-unit project, located one mile from downtown Denver, Colorado. It is situated within an established area of the city that is evenly mixed with apartment complexes and single-family dwellings. The project was financed under the auspices of the United States Department of Housing and Urban Development (HUD).

    Number of Units           Type       Average Size (Sq. Ft.)
         58                Efficiency                 350
         35                1 Bedroom                  480
         20                2 Bedroom                  650
          8                3 Bedroom                  850

The Partnership sold one of its buildings containing 26 rental units on December 31, 1986.

    COMMUNITY APARTMENTS, LTD. is a 148-unit project located in Cleveland, Ohio. The project consists of two-story row-type buildings of wood frame construction with a masonry exterior. The project was rehabilitated under Section 221(d)(3) of the National Housing Act.

        Number of Units       Type       Average Size (Sq. Ft.)
          122              2 Bedroom                  675
           26              3 Bedroom                  870-980

    51st AND KING DRIVE PARTNERSHIP (also known as Cummings Building) is a 96-unit project located at 51st and King Drive in Chicago, Illinois, consisting of a four-story building of brick and masonry construction. The project was rehabilitated under
Section 236 of the National Housing Act.

    Number of Units           Type      Average Size (Sq. Ft.)

          9                1 Bedroom                  750
         55                2 Bedroom                  935
          2                3 Bedroom                1,120
         21                4 Bedroom                1,302
          9                5 Bedroom                1,488

    MET-PACA II ASSOCIATES is a multi-site 192-unit project located in New York City in the area bounded by East 118th and 123rd streets and Park and Lexington Avenues. The project consists of nine four- and five-story buildings of masonry and brick construction. The project was rehabilitated under Section 236 of the National Housing Act.

    Number of Units           Type      Average Size (Sq. Ft.)

         44                1 Bedroom                  500
         96                2 Bedroom                  600
         41                3 Bedroom                  850
         11                4 Bedroom                1,110

    MONATIQUOT VILLAGE ASSOCIATES is a 324-unit project located in Braintree, Massachusetts consisting of 27 three-story buildings of pre-fabricated concrete construction. The project was constructed under the auspices of the Massachusetts Housing
Finance Agency.

    Number of Units           Type       Average Size (Sq. Ft.)

          80               1 Bedroom                  990
          40               1 Bedroom                  990
         134               2 Bedroom                1,170
          25               2 Bedroom                1,170
          29               3 Bedroom                1,370
          16               3 Bedroom                1,370

    NORWAY HOUSING ASSOCIATES is a 136-unit project located in Boston, Massachusetts. It is situated in a fine residential area surrounded by the Fenway District and Northeastern University. The project was financed under the auspices of the Massachusetts Housing Finance Agency (MHFA).

    Number of Units           Type     Average Size (Sq. Ft.)

         14                Efficiency                  500
         92                1 Bedroom                   625
         26                2 Bedroom                   850
          4                3 Bedroom                 1,050

    NOTRE DAME APARTMENTS is a 205-unit project located in the Pacific Heights area of San Francisco, California, consisting of a five-story building of reinforced concrete, cement and plaster construction. The project is designed for elderly residents and is a converted hospital. The project was rehabilitated under
Section 236 of the National Housing Act.

    Number of Units           Type      Average Size (Sq. Ft.)
          147              Efficiency                 310
           58              1 Bedroom                  474

    SOUTHERN BOULEVARD PARTNERS II is a 175-unit project located in the Bronx, New York, consisting of 5 five- and six-story buildings of brick and masonry construction. The Project was rehabilitated under Section 236 of the National Housing Act.

    Number of Units           Type      Average Size (Sq. Ft.)

           1               Efficiency                  420
          24               1 Bedroom                   535
         101               2 Bedroom                   665
          40               3 Bedroom                   865
           9               4 Bedroom                 1,010

Item 3.  Legal Proceedings
    There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a limited partner.

Item 4.  Submission of Matters to a Vote of Security Holders.
    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II
Item 5.  Market for the Registrant's Securities and Related
Security Holder Matters.

    (a)  Market Information   There is not a ready market for the
transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.

    (b)  Holders

Title of   Name & Address of                  Amount and Nature of       % of
Class      Beneficial Owner                   Beneficial Ownership       Class

General    Interfinancial Real                      115 Units             100%
Partner    Estate Management Co.                    ($5,000)
Interest    1201 Third Avenue, Suite 5400
                Seattle, Washington 98101 3076

Limited     C. T. Holland                           625 Units           5.425%
Partner     Henderson, Texas 75652                  ($625,000)
Interest

                  711 other                        10,779 Units        94.575%
                  Limited Partners                 ($10,779,000)      100.000%

     The Registrant has no officers or directors.  Interfinancial
Real Estate Management Company, the General Partner of the
Registrant, is a corporation.

(c)  Dividends   There were no distributions to partners during
1992, 1993, 1994, 1995 or 1996.

Item 6.  Selected Financial Data
    These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

                                      Year Ended December 31,
                          1996         1995       1994       1993     1991

Interest income         $70,644      $31,093      $1,434      $896    $2,053
Expenses:
Professional fees        15,024       14,078      14,310    13,325    14,102
Management fee           57,020       57,020      57,020    57,020    57,020
Amortization of costs of
acquisition               3,333        3,333       6,821     6,821     6,821
Other expenses            2,971        4,185       3,954     8,471     1,143
                         78,348       78,616      82,105    85,637    79,086

Loss before equity in income
(loss) of Local Limited
Partnerships             (7,704)     (47,523)   (80,671)   (84,741)  (77,033)

Equity in income (loss)
of Local Limited
Partnerships            256,509   (1,186,846)   536,636    642,177   641,929

Net income (loss)      $248,805   $1,234,369)  $455,965   $557,436  $564,896

Allocation of net income (loss):
Net income (loss)
allocated to
General Partner           2,488     (12,344)     $4,560     $5,574   $5,649

Net income (loss)
allocated to
Limited Partners        246,317  (1,222,025)    451,405    551,862   559,247

                       $248,805 $(1,234,369)   $455,965   $557,436  $564,896

Net financial reporting income
(loss) per units:
General partnership units
(115 units outstanding
allocated to General
Partner)                    $22       $(107)        $40       $48       $49
Limited Partnership units
(11,404 units outstanding
allocated to Limited
Partners)                   $22       $(107)        $40       $48       $49

Total
Assets               $2,556,685   $2,293,578 $3,514,400 $3,058,517 $2,499,583

Long-term
obligations               $-0-         $-0-        $-0-         $-0-      $-0-

Cash
distributions             $-0-         $-0-        $-0-         $-0-      $-0-

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

    The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years (including $15,216 in 1992 through 1996 from the sale of Elk Grove Village). This trend is expected to continue.

The Partnership has advanced funds to selected Local Limited
Partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

                     1996      1995      1994      1993      1992

Urban's share of
distributions     $60,553   $1,290,551  $82,596   $40,101 $62,027

Advances (made to)
repaid by
Local Limited
Partnerships      $21,343     $(1,890)   $9,723    $2,034  $2,212

    Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020.) The Partnership recorded management fee expense of $57,020 per year from 1992 through 1996. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless:
(i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

    At December 31, 1996, the Partnership had investments in nine active real estate limited partnerships as a Limited Partner.
The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of the Elk Grove Village Partnership was sold during 1984. The Partnership holds a note receivable that accrues interest. The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1996, 1995 and 1994 is summarized as follows:

                               1996           1995           1994

Net repayments of advances by (advances to)
Partnerships with zero investments:

Capitol Hill                $19,871         $4,860         $9,723

Distributions received from Partnerships with zero investments:

51st and King                 3,375         5,103           7,453
Elk Grove Village            15,217        15,216          15,216
Norway House                 10,654           -0-            -0-

Income (loss) from investments with
non-zero investment:

Norway House                   -0-     (1,347,256)        389,280
Notre Dame                  207,39        135,231         114,964

                           $256,509   $(1,186,846)       $536,636

    The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy. The rents have increased for inflation and operating costs. In recent years, several Local Limited Partnerships increased operating expenses to fund repairs and maintenance on the projects. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of the profitable operations of these projects.

Liquidity
    The Partnership is dependent upon distributions from its investments in Local Limited Partnerships for cash flow. The Partnership may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Partnership. The General Partner, however, anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

Capital Resources
     The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for
financial reporting purposes.   Accordingly, if the properties
are sold, the Partnership may recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like- kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments are made, it is likely that the acquired properties will be conventional, multi-family residential projects. The Partnership has had inquiries about the sale or exchange of properties in its portfolio, but no offers have been made.

The partnership has made no material commitments for capital expenditures.

Item 8.  Financial Statements and Supplementary Data
     The response to this item is submitted in a separate section of this report.

Item 9.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

     There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

                             PART III
Item 10.  Directors and Executive Officers of the Registrant
    (a) The General Partner of the Registrant is Interfinancial Real Estate Management Company. The Registrant does not have directors as such. The following is a listing of the Directors of the General Partner of the Registrant. These Directors are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as directors.

        Name               Age        Office

       Paul H. Pfleger     61      Director/President
       John M. Orehek      42      Director/Senior Vice President

    (b)  The General Partner of the Registrant is Interfinancial
Real Estate Management Company. The Registrant does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Registrant. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

         Name              Age        Office

       Paul H. Pfleger     61      Chairman of the Board
       John M. Orehek      42      Senior Vice President
       Michael Fulbright   42      Secretary

    (c)  The Registrant has no employees.
    (d) There are no family relationships between any directors or executive officers.
    (e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, President/Director.  Mr. Pfleger organized and was Chairman of the Board of Security Properties
Inc. (formerly Security Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security
Properties Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987.  The major line of business of Security Properties Inc. is the administration of previously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has maintained
his dual status since that time.   Mr. Pfleger is the General Partner in over
280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Senior Vice President.  Mr. Orehek is the Chief
Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

Michael Fulbright, Secretary. Mr. Fulbright is General Counsel for Security Properties Inc. He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington
State Bar Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during
1994.

    (f)  Section 20 of the Amended Certificate and Agreement of
Limited Partnership of the Registrant provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Registrant or its limited partners. None of the officers or directors of the General Partner of the registrant have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the registrant.

Item 11.  Executive Compensation

    (a) The Registrant does not pay any salary or other remuneration to the officers of the General Partner of the Registrant.

    (b) The Registrant has no plan or arrangement to pay any salary or other remuneration to the officers in the future.

    (c) There are no options, warrants, rights or any other such remuneration available to the General Partner of the Registrant.

    (d) The Registrant will not pay any salary or other remuneration to the directors of the General Partner of the Registrant.

    (e) There are no retirement benefit plans or other remuneration that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General Partner of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    (a)  Security Ownership of Certain Beneficial Owners

Title of      Name & Address of         Amount and Nature of          % of
Class         Beneficial Owner          Beneficial Ownership         Class

General       Interfinancial Real               115 Units             100%
Partner       Estate Management Co.             ($5,000)
Interest      1201 Third Avenue
              Suite 5400
              Seattle, Washington 98101 3076

    (b) No officers or directors of the General Partner of the Registrant own a Partnership interest.

    (c)  No change in control of the Registrant is anticipated.

Item 13.  Certain Relationships and Related Transactions

    (a) There are no transactions in which the directors or officers of the General Partner or security holder of the Registrant have a material interest.

  (b) There are no transactions in which the directors of the General Partner have a material interest.

    (c) There is no indebtedness of the management of the General Partner of the Registrant to the Registrant.

                             PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

    (a) 1.      Financial Statements:

   Report of independent certified public accountants.

    Balance Sheets at December 31, 1996 and 1995.

 Statements of Income for the years ended December 31, 1996, 1995 and 1994.

   Statements of Changes in Partners' Capital for the years ended December
31, 1996, 1995 and   1994.

   Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Notes to Financial Statements.

    (a) 2.      Financial Statement Schedules:

         IV     Indebtedness of and to Related Parties

         XI     Real Estate and Accumulated Depreciation and
Amortization of Local Limited Partnerships.

    All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES FIFTY PERCENT
OWNED PERSONS OR OTHER UNCONSOLIDATED PERSONS ACCOUNTED FOR ON THE
                      EQUITY METHOD

    Separate financial statements of the nine limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

    (a) 3.      Exhibits

       1.A.     Form of proposed Selling Brokers' Agreement, incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July, 1974.

       3.A. Amended Certificate and Agreement of Limited Partnership, incorporated by reference from Pre-Effective Amendment No. 2 on form S-11 filed July, 1974.

       3.B.     Amendment to Certificate of Limited Partnership,
incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July, 1974.

    3.C. Amendment to certificate of Limited Partnership.
Incorporated by reference from proxy statement filed September 18, 1991.

       4.A.     Subscription agreement incorporated by reference
from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July, 1974.

       5.A.     Opinion and Consent of Counsel, incorporated by
reference from Pre- Effective Amendment No. 2 to Registration
Statement on Form S-11 filed July, 1974.

       8.A.     Opinion and Consent of special Tax Counsel,
incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July, 1974.

    8.B-1  Tax Ruling from the Internal Revenue Service dated
July 10, 1974, incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July, 1974.

    8.B-2  Supplemental Tax ruling from the Internal Revenue
Service dated July 19, 1974, incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July,
1974.

    10.A. Correspondence between the Management Company on behalf of the General Partner, with various developers, constituting agreements to invest in local limited partnerships, incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July, 1974.

    10.B.  Extension of Maturity Date of promissory note dated
April 18, 1990 on behalf of Elk Grove Village Associates by Elk Grove Investors, Ltd.

    16.A. Copy of letter of Price Waterhouse & Co. regarding change in certifying accountant, incorporated by reference from Form 8-K filed July, 1976.

    28.A. Letter to investors dated August 28, 1974 regarding status of the offering, incorporated by reference from Post-Effective Amendment No. 1 to Registration Statement on Form S-11 filed
August, 1974.

    28.B. Sticker Supplement dated August 28, 1974 to Prospectus dated July 23, 1974, incorporated by reference from Pre-Effective
Amendment No. 1 to Registration Statement on Form S-11 filed August,
1974.

    28.C.  Balance Sheet (unaudited) dated June 30, 1974 of
Interfinancial Real Estate Management Company, incorporated by reference from Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed August, 1974.

    28.D.  Letters to Subscribers dated January 21, 1975 and
February 7, 1975 relating to tax reporting information and status of the offering, incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed February,
1975.

    28.E. Net worth statements by general partners of local limited partnerships, incorporated by reference from Pre-Effective Amendment No. 3 to Registration Statement on Form S-11 filed March, 1975.

    28.F. Table of limited partnership interests acquired in local distribution entities, incorporated by reference from Form 8-K filed December, 1974.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the last quarter of 1995.

    (c) Exhibits

    Form 12b-25

    (d) Financial Statement Schedules:

    IV Indebtedness of and to Related Parties

    XI Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

    All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED   1974
                        BY:  INTERFINANCIAL REAL ESTATE
                              MANAGEMENT  COMPANY

Date:                 08-22-97
By:                   Paul H. Pfleger
                        President
                        Interfinancial Real Estate Management Company



Date:                 08-22-97
By:                   John M. Orehek
                        Senior Vice President
                        Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:       08-22-97
By:         Paul H. Pfleger, Director
            Interfinancial Real Estate Management Company



Date:        08-22-97
By:          John M. Orehek, Director
             Interfinancial Real Estate Management  Company.







              URBAN IMPROVEMENT FUND LIMITED   1974
                       SEATTLE, WASHINGTON

                       ANNUAL REPORT ON FORM 10-K
               ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                         STATEMENT SCHEDULES
                     YEAR ENDED December 31, 1996



URBAN IMPROVEMENT FUND LIMITED   1974
(A Limited Partnership)
Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited 1974 are included in Item 8 and Item 14(a)(1)

    Independent auditors' report . . . . .. . . . . . . . . . .  . . F-3

    Balance sheets at December 31, 1996 and 1995 . . . . . . . ... . F-4

    Statements of income (loss)  for the
    years ended December 31, 1996, 1995 and 1994. . . . . . ...... . F-5

    Statements of changes in partners' capital for the
    years ended December 31, 1996, 1995 and 1994. . . . . . . .... . F-5

    Statements of cash flows  for the
    years ended December 31, 1996, 1995 and 1994. . . . . . .  ... . F-6

    Notes to financial statements. . . . . . . . . . . . . . . . . . F-7


The following financial statement schedules of Urban Improvement
Fund Limited   1974 are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . .. . .F-22

    XI.  Real Estate and Accumulated Depreciation of
           Local Limited Partnerships. . . . . . . . . . . . . .  . .F-23

All other schedules are omitted because they are not applicable or required information is shown in the financial statements or notes thereto.


                          FINANCIAL STATEMENTS OF
                        UNCONSOLIDATED SUBSIDIARIES
                    FIFTY PERCENT OWNED PERSONS OR OTHER
                          UNCONSOLIDATED PERSONS
                     ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the nine limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.



                     INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited   1974

We have audited the accompanying balance sheets of Urban
Improvement Fund Limited   1974 (a Limited Partnership),
as of December 31, 1996 and 1995, and the related statements of changes in partners' capital, income (loss) and cash flows for the years ended December 31, 1996, 1995 and 1994 and the related schedules listed in Item 14(a)(2) of the annual report
on Form 10-K of Urban Improvement Fund Limited   1974 for the
years ended December 31, 1996, 1995 and 1994.  These
financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of seven of Urban
Improvement Fund Limited   1974's investments in local
limited partnerships whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban's investment in these Partnerships represents zero percent of total assets at December 31, 1996 and zero percent of total assets at December 31, 1995; and its equity in their operations represents twelve percent of the net income for 1996 and ninety-seven percent of the net loss for 1995.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects,
the financial position of Urban Improvement Fund Limited   1974 as of
December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.


Atlanta, Georgia
June 4, 1997


URBAN IMPROVEMENT FUND LIMITED   1974
(A Limited Partnership)

BALANCE SHEETS

ASSETS

                                                            December 31,
                                                     1996                1995

Cash and cash equivalents                       $1,394,990          $1,303,161
Investments in and advances to Local
Limited Partnerships accounted for
on the equity method   Notes 4, 5, 6 and 7
(Schedules IV and XI)                            1,161,695             990,417

                                                $2,556,685          $2,293,578


                   LIABILITIES AND PARTNERS' CAPITAL

Distributions payable                           $    2,096           $   2,096
Accounts payable                                        47                 -0-
Management fee payable                              28,510              14,255
Partners' capital   Note 2
  General Partners   115 partnership units
    Authorized, issued and outstanding              25,260              22,772

Limited Partners   11,404 partnership units
Authorized, issued and outstanding               2,500,772           2,254,455
                                                 2,526,032           2,277,227
Commitments and
contingent liabilities   Note 3                 $2,556,685          $2,293,578

The Notes to Financial Statements are an integral part of these  Statements.



URBAN IMPROVEMENT FUND LIMITED   1974
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

                                           Year Ended December 31,
                                1996                1995               1994

Interest income             $    70,644            $  31,093        $   1,434

Expenses:
Professional fees                15,024               14,078           14,310
Management fees Note 3           57,020               57,020           57,020
Amortization of
costs of acquisition              3,333                 3,333           6,821
 Other expenses                   2,971                 4,185           3,954

                                 78,348                78,616          82,105

Loss before equity in income (loss)
of Local Limited
Partnerships                    (7,704)               (47,523)        (80,671)
Equity in income (loss) of
Local Limited
Partnerships  Note 4           256,509             (1,186,846)        536,636

Net income (loss)          $   248,805            $(1,234,369)      $ 455,965

Allocation of net income (loss):
Net income (loss) allocated to
General Partners                 2,488                (12,344)      $   4,560
Net income (loss) allocated to
Limited Partners               246,317             (1,222,025)        451,405

                            $  248,805            $(1,234,369)      $ 455,965

Net financial reporting income (loss)
per unit:
General partnership units (115
units outstanding allocated
to General Partner)            $ 22                $ (107)              $ 40
Limited partnership units (11,404
units outstanding allocated
to Limited Partners)           $ 22                $ (107)              $ 40

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                               General             Limited
                               Partner             Partners           Total
Partners' capital at
January 1, 1995            $    35,116            $ 3,476,480     $ 3,511,596
Net loss   1995                (12,344)            (1,222,025)     (1,234,369)

Partners' capital at
December 31, 1995               22,772              2,254,455       2,277,227
Net income  1996                 2,488                246,317         248,805

Partners' capital at
December 31, 1996          $    25,260            $ 2,500,772     $ 2,526,032

The Notes to Financial Statements are an integral part of these Statements.



URBAN IMPROVEMENT FUND LIMITED   1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                   1996                1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)              $  248,805           $(1,234,369)   $  455,965

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Amortization of initial
and rent up fees                    3,333                 3,333         6,821
Increase in
accounts payable                       47                   -0-          -0-
Increase in management
fee payable                        14,257                14,255          -0-
Equity in loss (income)
of Local Limited
Partnerships                     (256,509)            1,186,846      (536,636)
Total adjustments                (238,872)            1,204,434      (529,815)
Net cash provided (used)
by operating activities             9,933               (29,935)      (73,850)

CASH FLOWS FROM INVESTING ACTIVITIES:

Current year distributions         60,553             1,290,551        82,596
Net repayments from (advances
to)  Local Limited
Partnerships                       21,343                (1,890)        9,723
Net cash provided by
investing activities               81,896             1,288,661        92,319

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in
distribution payable                 -0-                  (708)           (82)
Net cash provided (used) by
financing activities                 -0-                  (708)           (82)

NET INCREASE IN CASH AND
CASH EQUIVALENTS                  91,829             1,258,018         18,387

CASH BALANCE AT
BEGINNING OF YEAR              1,303,161                45,143         26,756

CASH BALANCE AT
END OF YEAR                   $1,394,990           $ 1,303,161     $   45,143

The Notes to Financial Statements are an integral part of these Statements.


Note 1   Organization and Accounting Policies

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

The Urban Improvement Fund Limited-1974 prospectus, dated July
23, 1974, speci-fied that the General Partner will have at least a one percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in propor-tion to their respective units of limited partnership interests. It is the General Partners' intention to allocate, for income tax and financial reporting purposes, the profits, losses and special allocations in the ratio of ninety-nine percent to the limited partners and one percent to the General Partner.

  Investment in Local Limited Partnerships

As of December 31, 1996 and 1995, the Partnership had investments in nine active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local
Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General
Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited
Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amortization is discontinued when the investment is reduced to zero.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984 (Note 6). This Partnership (Elk Grove Elderly) holds a note receivable for a portion of the sales proceeds.

The Partnerships' equity in income (loss) of the Local Limited
Partnerships is summarized as follows:

                                         1996            1995           1994
Repayment of advances by (advances to)
Partnerships with zero investments:

Capitol Hill                       $    19,871       $   4,860       $  9,723

Distributions received from Partnerships with zero investments:

51st and King                           3,375           5,103           7,453
Elk Grove                              15,217          15,216          15,216
Norway House                           10,654             -0-            -0-

Income (loss) from investments with
non-zero investment:

Norway House                              -0-      (1,347,256)        389,280
Notre Dame                            207,392         135,231         114,964

                                    $ 256,509     $(1,186,846)      $ 536,636

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

    Taxes on Income

No provision for taxes on income has been recorded since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

    Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

    Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 2   Reconciliation Between Net Income (Loss) and Partners'
Capital  (Deficit) of the Partnership For Financial Reporting
Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                                 Year Ended December 31,
                                       1996             1995            1994
Net income (loss) for financial
reporting purposes               $  248,805         $(1,234,369)   $  455,965

Amortization of initial and rent-up
fees and other costs of acquisition
capitalized for financial reporting
purposes and previously deducted for
income tax purposes                   3,333              3,333          6,821

Equity in losses reported by Local
Limited Partnerships for income
tax reporting purposes in excess
of income (losses) for financial
reporting purposes                 663,282          (2,443,172)     1,130,947

Accrual and other adjustments for
financial reporting purposes        19,370             256,027         (5,118)

Net income (loss) as reported on the
federal income tax return       $  934,790         $(3,418,181)    $1,588,615

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                              Year Ended December 31,
                                    1996               1995            1994
Partners' capital for financial
reporting purposes           $  2,526,032        $  2,277,227    $  3,511,596

Unamortized portion of initial and
rent-up fees and other costs of
acquisition capitalized for
financial reporting purposes
and previously deducted
for income tax purposes          (909,023)          (912,356)        (915,688)

Commissions and offering expenses
capitalized for income tax purposes
and charged to capital for financial
reporting purposes              1,315,039          1,315,039        1,315,039

Equity in cumulative losses of Local
Limited Partnerships for income tax
reporting purposes in excess of
losses for financial reporting
purposes                      (24,005,801)      (24,669,082)      (22,486,781)

Accrual and other
adjustments for
financial reporting
purposes                           33,625            14,255              -0-

Partners' capital (deficit) as
reported on the federal income
tax return                   $(21,040,128)     $(21,974,917)     $(18,575,834)

The Partnership has received a ruling from the Internal Revenue
Service that the basis of the limited partners' interest in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal
Revenue Code.

Note 3   Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065.
(The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 1996, 1995 and 1994, the minimum annual management fee of $57,020 was earned and recorded as an expense of the Partnership.
The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1996, 1995 or 1994. In addition, as shown in the following table, PSI has become the General Partner in three of the Local Limited Partnerships in which the Partnership has or had investments:

                                                 Date PSI Became
        Local Limited Partnership                General Partner

       Notre Dame Apartments                      March 1977
       Capitol Hill Associates                    December 1978
       Logan-Washington Associates                December 1978

Note 4 Investments in Local Limited Partnerships Accounted for on the Equity Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited
Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                                   Equity In
                                  Capital           Income
                               Contributions       (Losses)          Subtotal
December 31, 1996:
Capitol Hill                   $  277,900        $ (1,043,449)   $   (765,549)
Community Apts.                   287,244          (1,139,924)       (852,680)
Elk Grove Village                 (30,434)             30,434             -0-
51st & King Drive                 192,349            (948,683)       (756,334)
Met-Paca II                     1,219,550          (5,676,866)     (4,457,316)
Monatiquot Village                940,000          (8,406,176)     (7,466,176)
Norway Housing                 (1,053,606)            (95,223)     (1,148,829)
Notre Dame                        287,991             804,668       1,092,659
Southern Boulevard II             588,464          (2,543,146)     (1,954,682)
Weyerbacher Terrace               703,080          (2,320,601)     (1,617,521)

                               $3,412,538        $(21,338,966)   $(17,926,428)

                        Losses Not                       Costs of
                         Recorded                       Acquisition
                         (Note 1)         Advances       (Note 1)        Total
December 31, 1996:
Capitol Hill           $  524,336       $  177,231     $   63,982     $    -0-
Community Apts.           797,754              -0-         54,926          -0-
Elk Grove Village             -0-              -0-            -0-          -0-
51st & King Drive         709,364              -0-         46,970          -0-
Met-Paca II             4,325,984              -0-        131,332          -0-
Monatiquot Village      7,180,511              -0-        285,665          -0-
Norway Housing          1,118,302              -0-         30,527          -0-
Notre Dame                    -0-            5,278         63,758    1,161,695
Southern Boulevard II   1,850,290              -0-        104,392          -0-
Weyerbacher Terrace     1,490,053              -0-        127,468          -0-

                      $17,996,594        $ 182,509      $ 909,020   $1,161,695

                                                 Equity In
                              Capital             Income
                           Contributions         (Losses)           Subtotal
December 31, 1995:
Capitol Hill               $   277,900        $ (1,138,514)      $  (860,614)
Community Apts.                287,244          (1,075,000)         (787,756)
51st & King Drive              195,724          (1,094,332)         (898,608)
Met-Paca II                  1,219,550          (5,571,743)       (4,352,193)
Monatiquot Village             940,000          (8,088,423)       (7,148,423)
Norway Housing              (1,042,953)           (305,914)       (1,348,867)
Notre Dame                     319,300             597,276           916,576
Southern Boulevard II          588,464          (2,766,272)       (2,177,808)
Weyerbacher Terrace            703,080          (2,208,478)       (1,505,398)

                           $ 3,488,309        $(21,651,400)     $(18,163,091)

                       Losses Not                      Costs of
                        Recorded                      Acquisition
                        (Note 1)        Advances       (Note 1)        Total
December 31, 1995:
Capitol Hill         $   599,530      $  197,102     $   63,982     $    -0-
Community Apts.          732,830             -0-         54,926          -0-
51st & King Drive        851,638             -0-         46,970          -0-
Met-Paca II            4,220,861             -0-        131,332          -0-
Monatiquot Village     6,862,758             -0-        285,665          -0-
Norway Housing         1,318,339             -0-         30,528          -0-
Notre Dame                   -0-           6,750         67,091      990,417
Southern Boulevard II  2,073,416             -0-        104,392          -0-
Weyerbacher Terrace    1,377,929             -0-        127,469          -0-

                     $18,037,301      $  203,852     $  912,355   $  990,417

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1996 and 1995, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1996, 1995 and 1994, are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED
PARTNERSHIPS

Assets

                                                  December 31,
                                     1996                          1995

Cash                            $  1,154,174                  $  1,305,143
Cash in escrow and other
restricted funds                   4,018,535                     3,824,722
Accounts receivable                  140,742                       227,502
Prepaid expenses                     508,995                       406,944
Other assets (net of
accumulated amortization)            501,213                       425,871
                                   6,323,659                     6,190,182

Property on the basis of cost:
Land                               1,637,381                     1,637,381
Buildings and improvements        49,259,098                    48,732,104
                                  50,896,479                    50,369,485
Less accumulated
depreciation                     (39,024,325)                  (37,571,751)
                                  11,872,154                    12,797,734

                                $ 18,195,813                  $ 18,987,916

              Liabilities and Partners' Capital (Deficit)

Mortgage notes payable          $ 32,806,320                  $ 34,033,309
Accounts payable and
accrued expenses                   1,186,924                     1,342,507
Notes payable                      3,926,789                     3,547,492
Advances from Urban
Improvement Fund Limited 1974        182,509                       203,852
Tenants' security and
other deposits                       400,547                       409,135
                                  38,503,089                    39,536,295

Partners' capital (deficit) per
accompanying statements          (20,307,276)                  (20,548,379)

                                $ 18,195,813                  $ 18,987,916

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

                                              December 31,
                            1996                 1995             1994
Revenue:
Net rental income         $12,423,399         $12,152,955      $12,318,151
Financial income              412,522             459,080          222,748
Other income                  108,247             131,608          349,771
                           12,944,168          12,743,643       12,890,670
Expenses:
Administrative              2,118,987           2,132,480        2,070,220
Utilities                   2,341,588           2,238,369        2,189,730
Operating                   3,347,357           3,429,303        2,911,237
Taxes and insurance         1,552,464           1,428,173        1,337,813
Total Operating Expenses    9,360,396           9,228,325        8,509,000

Net Operating Income        3,583,772           3,515,318        4,381,670

Non-operating expenses:
Financial expenses          1,753,314           4,621,490        1,624,918
Depreciation expenses       1,503,842           1,747,112        1,838,475
Other expenses                 24,302              30,283           62,190
                            3,281,458           6,398,885        3,525,583

Net income (loss)         $   302,314         $(2,883,567)      $  856,087

Amortization of capitalized interest was $44,436 in 1996, 1995 and 1994.


                COMBINED STATEMENTS OF CHANGES IN PARTNERS'
             CAPITAL (DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                             Urban
                          Improvement         Other
                             Fund            Limited       General
                            Limited         Partners      Partners      Total
Partners capital (deficit)
at January 1, 1994      $(14,712,976)     $ (3,366)  $(878,502)  $(15,594,844)

Net income 1994              822,353           309      33,425        856,087

Distributions 1994           (82,596)          -0-      (1,068)       (83,664)

Partners capital (deficit) at
December 31, 1994        (13,973,219)       (3,057)    (846,145)  (14,822,421)

Net income 1995           (2,752,441)          223     (131,349)   (2,883,567)

Distributions 1995        (1,437,431)           -0-    (1,404,960)   (2,842,391)

Partners capital (deficit) at
December 31, 1995        (18,163,091)        (2,834)   (2,382,454)  (20,548,379)

Net income 1996              297,216            335         4,763       302,314

Distributions 1996           (60,553)           -0-          (658)     (61,211)

Partners capital (deficit) at
December 31, 1996       $(17,926,428)       $(2,499)  $(2,378,349)$(20,307,276)


STATEMENTS OF CASH FLOWS OF
LOCAL LIMITED PARTNERSHIPS

                                                 December 31,
                               1996                  1995                1994

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)         $   302,314            $(2,883,567)        $  856,087

Adjustments to reconcile net
income (loss) to net cash
provided (used) by operating
activities:
Depreciation and
amortization                1,503,842             1,747,112           1,716,433

Decrease (increase) in
receivables, escrows, restricted
deposits, prepaid expenses
and other assets             (335,714)             (323,452)           (294,795)

Increase (decrease) in accounts
payable, accrued expenses,
notes payable and tenant
security deposit liability   (164,171)              183,808            (241,792)

Total adjustments           1,003,957             1,607,468           1,179,846

Net cash provided (used)
by operating activities     1,306,271            (1,276,099)          2,035,933

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures        (526,994)              (580,266)           (694,582)

Net cash used by
investing activities        (526,994)              (580,266)           (694,582)

CASH FLOWS FROM FINANCING ACTIVITIES:

Mortgage principal
payments                  (1,226,989)              (912,763)           (623,766)

Proceeds from recapitalization
of mortgage                      -0-              2,623,679                -0-

Increase (decrease) in
notes payable                371,628               (146,583)            347,253

Distributions paid           (61,211)            (2,842,391)            (83,663)

Advances from (repayments to)
affiliates- net              (13,674)                 1,890             (11,423)

Net cash used by financing
activities                  (930,246)            (1,276,168)           (371,599)

INCREASE IN CASH AND CASH
EQUIVALENTS                 (150,969)            (3,132,533)            969,752

CASH BALANCE AT BEGINNING
OF  YEAR                   1,305,143              4,437,676           3,467,924

CASH BALANCE AT END
 OF YEAR                 $ 1,154,174             $1,305,143         $ 4,437,676

SUPPLEMENTAL INFORMATION REGARDING INTEREST PAYMENTS IS AS FOLLOWS:

Interest paid,
net of subsidy           $ 1,274,606             $1,498,104       $   918,000

A reconciliation between the combined net income (loss) for financial reporting purposes and the combined income (loss) for income tax reporting purposes follows:

                                       For the Year Ended December 31,
                                1996               1995                 1994
Combined net income (loss)
for financial reporting
purposes                  $   302,314            $(2,883,567)       $  856,087

Excess of depreciation
for financial reporting
purposes over depreciation
for tax reporting purposes    439,323                653,149           729,932

Accrual adjustments for
financial reporting
purposes                       27,285                 12,033           (27,355)

Combined net income (loss)
for income tax purposes
as reported on the federal
income tax returns        $   768,922            $(2,218,385)       $1,558,664

A reconciliation between combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                                     December 31,
                                       1996              1995           1994
Combined partners' capital
(deficit) for financial
reporting purposes               $(20,307,276)    $(20,548,379)   $(14,822,421)

Carrying costs during construction
capitalized for financial
reporting purposes, excess of
depreciation for tax reporting
purposes over depreciation
for financial reporting purposes
and accrual adjustments for
financial reporting purposes      (2,869,058)      (3,336,027)      (4,002,189)

Combined partners' capital
(deficit) as reported on the
federal income tax returns      $(23,176,334)    $(23,884,406)    $(18,824,610)

  Cost of buildings

For financial statement purposes, the Local Limited Partnerships generally capitalized all project costs, including payments to the general partners, interest, taxes, carrying costs and operating expenses offset by incidental rental income during the construction period. For income tax purposes, certain of these amounts were deducted when paid.

  Depreciation and amortization

For financial statement purposes, depreciation is computed using straight-line and various accelerated methods over useful lives of fifteen to forty years from the date of completion of the building or rehabilitation. For income tax purposes, buildings are depreciated over fifteen to forty years using various accelerated methods and certain rehabilitation costs are amortized on the straight-line method over sixty months under the provisions of Section 167(k) of the Internal Revenue Code.

Certain expenses related to obtaining permanent financing for the partnerships have been deferred and are being amortized for financial reporting purposes using the straight-line method over periods of five to forty years.

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Finance Agency (MHFA) totaling $32,806,320 at December 31, 1996 ($20,996,289 by HUD and $11,810,031 by MFHA)
and $34,033,309 at December 31, 1995 ($21,516,546 by HUD and
$12,516,763 by MFHA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates of seven percent to nine and one-half percent per annum. The mortgages are payable in monthly installments of principal and interest of approximately $275,000 over periods of forty years. HUD makes interest reduction payments on the mortgages insured under Section 236 in amounts which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

The scheduled principal reductions for the next five years are as follows:

         Year Ended December 31,                               Amount

              1997                                         $ 1,008,284
              1998                                           1,026,174
              1999                                           1,139,641
              2000                                           1,196,998
              2001                                             963,211
              Beyond                                        27,472,012

                                                           $32,806,320

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 1996, approximately $3,460,000 could be paid to partners of the Local
Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited
Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1996, the Local Limited Partnerships received approximately $4,808,000 in rent supplement and Section 8 funds.

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately four percent to eleven percent of the gross revenues of the respective projects. The management agents are affiliated with the general partners of the Local Limited Partnerships.

Note 5   Sale of the Assets of Elk Grove Village

The property of Elk Grove Village was sold during 1984. The sales price of $11,235,930 was composed of $5,855,464 for assumption of the underlying mortgage and installment payments as follows:

                                Urban 74                   General Partner

      1985                   $  651,191                   $      -0-
      1986                      411,116                       70,059
      1987                          -0-                      176,425
      1989                          -0-                      171,675
      1999                    1,950,000                    1,950,000

                             $3,012,307                   $2,368,159

The final installment is due on December 31, 1999 along with accrued interest. Interest will continue to accrue at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow in excess of $10,000. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For each of the years ended December 31, 1996, 1995 and 1994, the Partnership received and recorded interest income of $15,217.

Note 6   Recapitalization

In April 1995, Norway Housing Associates entered into an agreement with MHFA to borrow $2,623,679 under a second mortgage and to distribute the proceeds of this borrowing, together with the Partnership's surplus cash, as determined by MHFA. Approximately fifty-one percent of the available funds after payment of allowable fees and expenses were paid to MHFA and $2,787,584 was distributed to the partners. The MHFA required that approximately $348,000 be retained as debt service and operating reserves controlled by MHFA. $2,841,242, the amount paid to MHFA was deemed to be residual receipts, i.e., an accumulation of operating funds in excess of current requirements. Payment of these funds to MHFA has been treated as a charge against operations for financial and tax reporting purposes.


URBAN IMPROVEMENT FUND LIMITED   1974
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES

                                                 December 31,
                                 Change                        Change
                   1996           1996           1995           1995       1994
Advances to (repayments from)
local limited partnerships:

Capitol Hill   $ 177,231      $ (19,871)      $ 197,102      $(4,860)  $201,962
Notre Dame         5,278         (1,472)          6,750        6,750      -0-

               $ 182,509      $ (21,343)      $ 203,852      $ 1,890   $201,962

All advances are included in the balance sheet caption
"Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership for Capitol Hill Associates because the investment in this partnership has been reduced to zero under the equity method of accounting.


URBAN IMPROVEMENT FUND LIMITED   1974
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
OF LOCAL LIMITED PARTNERSHIPS

December 31, 1996

                                                                  Outstanding
  Description                                                      mortgage
 Partnership/location              No. of units                    balance

Capitol Hill Associates
   Denver, Colorado               121 apartments                  $ 1,844,376
Community Apartments, Ltd.
   Cleveland, OH                  148 apartments                    1,345,670
51st and King Drive
   Chicago, IL                     96 apartments                    1,509,456
 Met-Paca II Associates
   New York, New York             192 apartments                    5,255,251
Monatiquot Village Associates
   Braintree, MA                  324 apartments                    7,566,292
Norway Housing Associates
   Boston, MA                     136 apartments                    4,243,739
Notre Dame
   San Francisco, CA              205 apartments                    3,444,355
Southern Boulevard II
   New York, New York             175 apartments                    3,468,330
Weyerbacher Terrace
   Indianapolis, IN               296 apartments                    4,128,851

                                                                  $32,806,320

                                   Buildings &                     Accumulated
Partnership           Land        Improvements         Total       Depreciation

Capitol Hill
Associates          $300,990        $2,200,497       $2,501,487     $(1,591,449)
Community
Apartments, Ltd.     182,031         2,075,954        2,257,985      (1,789,634)
51st and King Drive  100,858         2,585,016        2,685,874      (2,314,270)
Met-Paca II
Associates           205,597         7,678,509        7,884,106      (7,447,684)
Monatiquot Village
Associates           393,928        11,516,293       11,910,221      (9,358,008)
Norway Housing
Associates           150,026         3,331,715        3,481,741      (2,839,380)
Notre Dame           244,847         6,574,657        6,819,504      (3,160,516)
Southern
Boulevard II          37,441         6,185,198        6,222,639      (5,677,191)
Weyerbacher
Terrace               21,663         7,111,259        7,132,922      (4,846,193)

                 $ 1,637,381       $49,259,098      $50,896,479    $(39,024,325)

                                                               Life over which
                                                                  depreciation
                                                                   in latest
                                Date of                             income
                             completion of        Date             statement
Partnership                  construction       acquired          is computed

Capitol Hill Associates           1975            1974               5-25 years
Community Apartments, Ltd.        1975            1974              15-25 years
51st and King Drive               1975            1974                 15 years
Met-Paca II Associates            1976            1974             7-27.5 years
Monatiquot Village Associates     1975            1974               4-40 years
Norway Housing Associates         1975            1974               3-25 years
Notre Dame                        1976            1974               5-40 years
Southern Boulevard II             1975            1974             7-27.5 years
Weyerbacher Terrace               1976            1974               5-30 years

                                    Building and                  Accumulated
                         Land       Improvements      Cost        Depreciation

Balance at  January
      1, 1995        $1,637,381     $48,176,788    $49,814,169    $35,867,933
Additions                   -0-         580,266        580,266      1,728,768
Deletions                   -0-         (24,950)       (24,950)       (24,950)

Balance at December
      31, 1995        1,637,381      48,732,104     50,369,485     37,571,751
Additions                   -0-         526,994        526,994      1,452,574
Deletions                   -0-             -0-            -0-            -0-

Balance at December
     31, 1996        $1,637,381     $49,259,098    $50,896,479    $39,024,325

NOTE:      Capital improvements since original construction or
rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and buildings for federal income tax purposes is approximately $46,726,640.