Form 10-Q
period 1997-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 1997-11-03
CIK 102343

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                       Commission File Number 0-8071

                  URBAN IMPROVEMENT FUND LIMITED - 1974
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X      No      .

                       PART I   FINANCIAL INFORMATION

                        Item 1   Financial Statements

                                 BALANCE SHEETS

                     URBAN IMPROVEMENT FUND LIMITED - 1974
                             (A Limited Partnership)

                                     ASSETS

                                              June 30,         December 31,
                                                1997               1996

Cash and cash equivalents                  $1,441,872          $1,394,990

Investments in and advances to
Local Limited Partnerships
accounted for on the equity method          1,224,328           1,161,695

   Total Assets                            $2,666,200          $2,556,685



                              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $      -0-          $       47
Management fee payable                        14,255              28,510
Distribution payable                                                           2,096                        2,096
                                                                                        16,351                      30,653

Partners' Capital:
General Partner - 115
Partnership units
authorized, issued
and outstanding                              26,498              25,260

Limited Partners - 11,404
Partnership units
authorized, issued
and outstanding                           2,623,351           2,500,772
                                                                                   2,649,849               2,526,032

Total Liabilities and
Partners' Capital                        $2,666,200          $2,556,685


Unaudited.  See accompanying notes.

                        CAPITALIZATION AND PARTNERS' CAPITAL

                         URBAN IMPROVEMENT FUND LIMITED - 1974
                                 (A Limited Partnership)

                                          June 30,             December 31,
                                                                                         1997                      1996
General Partner Interest - 115
Partnership units issued and
outstanding                            $   115,192             $   115,192

Limited Partners' Interest -
11,404 Partnership units
issued and outstanding                  11,404,000              11,404,000
                                                                                      11,519,192            11,519,192
Offering Expenses                       (1,315,039)             (1,315,039)

Distributions to Partners               (1,181,501)             (1,181,501)

Accumulated loss through
 December 31, 1996                      (6,496,620)             (6,496,620)

Income for six-month
period ended                               123,817                     -0-
                                        (6,372,803)             (6,496,620)

Partners' Capital at End
of Period                              $ 2,649,849             $ 2,526,032

Unaudited.  See accompanying notes.

                                STATEMENTS OF INCOME

                       URBAN IMPROVEMENT FUND LIMITED - 1974
                              (A Limited Partnership)

                               For the Three-Month          For the Six-Month
                                  Period Ended                 Period Ended
                                    June 30,                     June 30,
                               1997           1996         1997         1996

Revenues                    $ 14,784     $ 12,290      $ 28,873     $ 35,196

Cost and expenses:

Professional fees             19,730        9,276       23,307       13,374

Management fee                14,255       14,255       28,510       28,510

Other expenses                 1,659        2,674        1,666        2,674

Amortization                     833          833        1,666        1,666
                              36,477       27,038       55,149       46,224

Loss before equity in
income of Local Limited
Partnerships                 (21,693)     (14,748)     (26,276)     (11,028)
Equity in net income
of Local Limited
Partnerships                  71,636       47,836      150,093      101,515

Net Income                  $ 49,943     $ 33,088     $123,817     $ 90,487

Allocation of net income:

Net income allocated to
General Partner            $     499     $    331     $  1,238     $   905

Net income allocated to
Limited Partners              49,444       32,757      122,579      89,582

                            $ 49,943     $ 33,088     $123,817    $ 90,487

Net income allocated to
Limited Partners per
Limited Partnerships
Unit (11,404 units
outstanding at June 30,
1997 and 1996)              $      4     $      3     $     11    $      8


Unaudited.  See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       URBAN IMPROVEMENT FUND LIMITED - 1974
                            (A Limited Partnership)

                                For the Three-Month        For the Six-Month
                                    Period Ended              Period Ended
                                      June 30,                  June 30,
                                1997          1996         1997         1996
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                 $   49,943     $   33,088    $ 123,817   $  90,487
Adjustments to reconcile
net income to net cash
used by operating
activities:
Amortization of initial
and rent-up fees                  833            833       1,666        1,666
Equity in net income of
local limited partnerships    (71,636)       (47,836)   (150,093)    (101,515)
Decrease in trade accounts
payable and accrued
management fees                (3,577)        (3,577)    (14,302)        -0-
  Total adjustments           (74,380)       (50,580)   (162,729)    (99,849)
  Net cash used by
  operating activities        (24,437)       (17,492)    (38,912)     (9,362)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Distributions received         54,100         45,337      54,101      45,337

Net advances paid by
limited partnerships            5,083          6,757      31,693      26,351

Net cash provided by
investing activities           59,183         52,094      85,794      71,688

NET INCREASE
(DECREASE) IN CASH
AND CASH EQUIVALENTS           34,746         34,602      46,882      62,326

CASH BALANCE AT
BEGINNING OF PERIOD         1,407,126      1,330,885   1,394,990   1,303,161

CASH BALANCE AT
END OF PERIOD              $1,441,872     $1,365,487  $1,441,872  $1,365,487

Unaudited.  See accompanying notes.

                  NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                June 30, 1997

                   URBAN IMPROVEMENT FUND LIMITED - 1974
                           (A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company
(the General Partner).

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

Note 2 - Method of accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

Repayment of advances and cash distributions by the Local Limited Partnerships after the Partnership investment has been reduced to zero are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership after an investment is reduced to zero are recognized as losses in the period paid.

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such djustments are of a normal recurring nature.

Taxes on Income

No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 1974

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

                                                     Date PSI Became
Local Limited Partnership                            General Partner

Notre Dame Apartments                                  March 1977
Capitol Hill Associates                                December 1978

Note 3 - Investments in Local Limited Partnerships - As of June 30, 1997 and 1996, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Elk Grove Elderly) holds a note receivable for a portion of the sales proceeds. The investments in Local Limited Partnerships are comprised of:

                                     June 30, 1997         December 31, 1996

Capital contributions                 $ 6,195,872             $ 6,195,872

Distributions                          (2,837,436)             (2,783,334)

Equity in losses                       (3,192,279)             (3,342,372)

Advances                                  150,816                 182,509

Unamortized costs of acquisitions         907,355                 909,020

                                      $ 1,224,328             $ 1,161,695

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $28,510 for the six months ended June 30, 1997 and 1996.

The components of the Partnership's equity in income of the Local Limited Partnerships for June 30, 1997 and 1996, is summarized as follows:

                             For the Three-Month           For the Six-Month
                                 Period Ended                 Period Ended
                                    June 30,                    June 30,
                             1997           1996           1997         1996

Income from investments
with non- zero investment:
 Notre Dame                $51,848       $33,808        $103,696     $67,616

Repayment from (advances
to) partnerships with
zero investment:
 Capitol Hill                  -0-          -0-           26,609     19,871
 Norway House                 (195)         -0-             (195)       -0-
                              (195)         -0-           26,414     19,871

Distribution received
from partnerships with
zero investment:
 Norway House                  -0-       10,653              -0-     10,653
 51st and King Drive         4,766        3,375            4,766      3,375
 Elk Grove                  15,217          -0-           15,217        -0-
                            19,983       14,028           19,983     14,028
                         $  71,636    $  47,836        $ 150,093  $ 101,515

                                  PART II   OTHER INFORMATION


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1997.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


URBAN IMPROVEMENT FUND LIMITED - 1974
             (Registrant)
By:  Interfinancial Real Estate Management
     Company, General Partner




Date  November 3, 1997


         Michael Fulbright
             (Signature)
By:  Michael Fulbright, Secretary



Date  November 3, 1997


           John M. Orehek
             (Signature)
By:  John M. Orehek, Senior Vice President