Form 10-Q
period 1997-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 1997-12-10
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

                         PART I   FINANCIAL INFORMATION

                          Item 1   Financial Statements

                                BALANCE SHEETS

                        URBAN IMPROVEMENT FUND LIMITED - 1974
                               (A Limited Partnership)


                                     ASSETS

                                      September 30,            December 31,
                                          1997                      1996

Cash and cash equivalents              $1,445,097              $1,394,990

Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                                  1,275,343               1,161,695

   Total Assets                        $2,720,440              $2,556,685

                            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $      -0-              $       47
Management fee payable                     14,255                  28,510
Distribution payable                        2,096                   2,096
                                           16,351                  30,653

Partners' Capital:
General Partner - 115
Partnership units
authorized, issued
and outstanding                            27,041                  25,260

Limited Partners - 11,404
Partnership units
authorized, issued
and outstanding                         2,677,048               2,500,772
                                        2,704,089               2,526,032

Total Liabilities and
 Partners' Capital                     $2,720,440               $2,556,685


Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED   1974
                          (A Limited Partnership)

                                      September 30,            December 31,
                                          1997                      1996

General Partner
Interest - 115
Partnership units issued
and outstanding                     $   115,192                 $   115,192

Limited Partners'
Interest - 11,404
Partnership units issued
and outstanding                      11,404,000                 11,404,000
                                     11,519,192                 11,519,192

Offering Expenses                    (1,315,039)                (1,315,039)

Distributions to Partners            (1,181,501)                (1,181,501)

Accumulated loss through
December 31, 1996                    (6,496,620)                (6,496,620)

Income for nine-month
period ended
September 30, 1997                      178,057                        -0-
                                     (6,318,563)                (6,496,620)
Partners' Capital at
End of Period                       $ 2,704,089                $ 2,526,032



Unaudited.  See accompanying notes.

                               STATEMENTS OF INCOME

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                             (A Limited Partnership)

                      For the Three-Month           For the Nine-Month
                          Period Ended                  Period Ended
                          September 30,                 September 30,
                      1997            1996        1997           1996

 Revenues           $ 15,130        $ 20,762    $ 44,003       $ 55,958

Cost and expenses:

Professional fees     19,350           1,650      42,657         15,024

Management fee        14,255          14,255      42,765         42,765

Other expenses          (370)            250       1,296          2,924

 Amortization            833             833       2,499          2,499
                      34,068          16,988      89,217         63,212

Loss before
equity in
income of
Local Limited
Partnerships         (18,938)          3,774     (45,214)        (7,254)
Equity in net
income of
Local
Limited
Partnerships          73,178          49,025      223,271        150,540

  Net Income        $ 52,240        $ 52,799     $178,057      $ 143,286

Allocation of
net income:

Net income
allocated to
General Partner     $    542         $   528     $  1,781       $  1,433

Net income
allocated to
Limited Partners      53,698          52,271      176,276        141,853

                    $ 54,240         $52,799     $178,057       $143,286

Net income
allocated to
Limited
Partners per
Limited
Partnerships
Unit (11,404
units out-
standing at
September 30,
1997 and 1996)     $       5         $      5     $    16        $    13

Unaudited.  See accompanying notes.

                              STATEMENTS OF CASH FLOWS

                        URBAN IMPROVEMENT FUND LIMITED - 1974
                                (A Limited Partnership)

                         For the Three-Month               For the Nine-Month
                             Period Ended                      Period Ended
                            September 30,                     September 30,
                       1997             1996             1997            1996
CASH FLOWS FROM
OPERATING
 ACTIVITIES:
 Net income        $   54,240        $   52,799       $ 178,057       $ 143,286
Adjustments to
reconcile net
income to net
cash used by
operating activities:
Amortization of
initial And rent-
up fees                  833                833           2,499         2,499
Equity in net
income of
local limited
partnerships         (73,548)           (49,025)       (223,641)     (150,540)
Decrease in trade
accounts payable
and accrued
management fees          -0-                -0-         (14,302)          -0-
Total adjustments    (72,715)           (48,198)       (235,444)     (148,041)
Net cash used
by operating
activities           (18,475)            (4,607)        (57,387)       (4,755)

CASH FLOWS
FROM INVESTING
ACTIVITIES:
Distributions
 received             24,700             15,217          78,801        60,554

Net advances paid
by limited
partnerships         (12,170)            (5,000)         19,523        21,351

Net cash provided
by investing
activities            12,530             10,217          98,324        81,905

NET INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS           (5,945)            14,824          40,937        77,150

CASH BALANCE
AT BEGINNING
OF PERIOD          1,441,872          1,365,487       1,394,990     1,303,161

CASH BALANCE
AT END OF
PERIOD            $1,435,927         $1,380,311      $1,435,927    $1,380,311

Unaudited.  See accompanying notes.

                   NOTES TO SUMMARIZE FINANCIAL INFORMATION
                               September 30, 1997

                   URBAN IMPROVEMENT FUND LIMITED   1974
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

The Urban Improvement Fund Limited - 1974 prospectus, dated July 23, 1974, specified that the General Partner will have at least a one percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests. It is the General Partners'intention to allocate, for income tax and financial reporting purposes, the profits, losses and special allocations in the ratio of ninety-nine percent to the limited partners and one percent to the General Partner.

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

                                                        Date PSI Became
  Local Limited Partnership                              General Partner

   Notre Dame Apartments                                    March 1977
   Capitol Hill Associates                                  December 1978

Note 3 - Investments in Local Limited Partnerships - As of September 30, 1997 and 1996, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discon-tinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partner-ship is reduced to zero unless the Partnership intends to commit addi-tional funds to the Local Limited Partnership.


The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Elk Grove Elderly) holds a note receivable for a portion of the sales proceeds. The investments in Local Limited Partnerships are comprised of:

                           September 30, 1997            December 31, 1996

Capital contributions           $ 7,280,364                  $ 6,195,872

Distributions                    (4,411,605)                  (2,783,334)

Equity in losses                 (2,653,756)                  (3,342,372)

Advances                            153,816                      182,509

Unamortized costs
of acquisitions                     906,524                      909,020

                                $ 1,275,343                  $ 1,161,695

                  Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term invest-ments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $28,510 for the nine months ended September 30, 1997 and 1996.

The components of the Partnership's equity in income of the Local Limited Partnerships for September 30, 1997 and 1996, is summarized as follows:

                         For the Three-Month              For the Nine-Month
                            Period Ended                     Period Ended
                            September 30,                    September 30,
                         1997            1996            1997           1996

Income from invest-
ments with non-
zero investment:
  Notre Dame           $51,848          $33,808        $155,544      $101,424

Repayment from
(advances to) part-
nerships with zero
investment:
  Capitol Hill             -0-              -0-          26,609        19,871
  Elk Grove             (3,000)             -0-          (3,000)          -0-
  Norway House            (195)             -0-            (195)          -0-
                        (3,195)             -0-          23,414        19,871

Distribution
received from
partnerships
with zero
investment:
  Norway House             -0-              -0-             -0-        10,653
  51st and King
  Drive                    -0-              -0-           4,766         3,375
  Elk Grove                -0-           15,217          15,217        15,217
  Southern
 Boulevard              24,700              -0-          24,700           -0-
                        24,700           15,217          44,683        29,245

                     $  73,353        $  49,025       $ 223,641     $ 150,540

                                  PART II   OTHER INFORMATION


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1997.

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



URBAN IMPROVEMENT FUND LIMITED - 1974
              (Registrant)
By:  Interfinancial Real Estate Management
       Company, General Partner




Date  December 10, 1997

         Michael Fulbright
            (Signature)
By:  Michael Fulbright, Secretary



Date  December 10, 1997

        John M. Orehek
          (Signature)
By: John M. Orehek, Senior Vice President