Form 10-K
period 1997-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 1998-07-29
CIK 102343

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ________.

                  Commission File Number 0-8071

              URBAN IMPROVEMENT FUND LIMITED - 1974
      (Exact name of registrant as specified in its charter)

          California                                 95-6504946
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                     Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington      98101-3076
     (Address of principal executive offices)           (ZIP code)

Registrant's telephone number, including area code:   (206) 622-9900

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997: No established market value.

                                PART I
Item 1.  Business
     (a) General Development of Business - Urban Improvement Fund
Limited - 1974, a California limited partnership (the "Registrant"), was formed in 1974 for the purpose of investing, through local limited real estate partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant originally acquired equity interests as a limited partner in twelve (12) such LLPs. The Elk Grove Village property was sold through a resyndication in 1984. The Elk Grove Village partnership is still in existence with a note receivable for the sales proceeds of the property. The TDC & Associates property was donated in December 1985 to the Tenant's Development Association. The Logan-Washington Associates property foreclosed in 1993. The remaining nine (9) properties are described in Item 2 hereof.

     (b) Financial Information about Industry Segment - The Registrant is engaged in only one line of business.

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

     (d) Financial information about foreign and domestic operations and export sales - The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in government-assisted housing is subject to significant regulation. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income
Housing Preservation and Resident Homeownership Act).  However, by
1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Properties.
The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1997:

                                                                  1997
                                              No. of            Percent of
    Name                      Type             Units            Occupancy

Weyerbacher Terrace
 Associates
Indianapolis, IN            236 Rehab.          296                 85%

Capitol Hill
 Associates
Denver, CO                  236 Rehab.          121                 95%

Community
 Apartments Ltd.
Cleveland, OH            221 (d)(3) Rehab.      148                 99%

51st and King Drive
 Partnership
Chicago, IL                 236 Rehab.           96                 96%

Met-Paca II
 Associates
New York, NY                236 Rehab.          192                 98%

Monatiquot Village
 Associates
Braintree, MA               MHFA-New*           324                 93%

Norway Housing
 Associates
Boston, MA                 MHFA-Rehab.*         136                 99%

Notre Dame
 Apartments
San Francisco, CA           236 Rehab.          205                100%

Southern Boulevard
  Partners II
New York, NY                236 Rehab.          175                100%

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

                                PART II
Item 5. Market for the Registrant's Securities and Related Security Holder Matters.
    (a) Market Information - There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.

    (b)  Holders

Title of         Name & Address of         Amount and Nature of       % of
 Class           Beneficial Owner          Beneficial Ownership      Class

General Partner   Interfinancial Real             115 Units           100%
   Interest       Estate Management Co.           ($5,000)
                  1201 Third Avenue,
                  Suite 5400
                  Seattle, Washington 98101 3076

Limited Partner   C. T. Holland                  625 Units         5.425%
   Interest       Henderson, Texas 75652        ($625,000)

                  711 other Limited Partners    10,779 Units
                                               ($10,779,000)      94.575%
                                                                 100.000%

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.
(c) Dividends - There were no distributions to partners during 1993, 1994, 1995, 1996 or 1997.

Item 6.  Selected Financial Data
These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.


                                      Year Ended December 31,
                       1997        1996        1995        1994        1993

Interest income     $  59,661   $  70,644   $  31,093   $   1,434   $    896
Expenses:
 Professional fees     17,666      15,024       14,07      14,310     13,325
 Management fee        57,020      57,020      57,020      57,020     57,020
 Amortization of
 costs of
  acquisition           3,333       3,333       3,333       6,821      6,821
  Other expenses       33,639       2,971       4,185       3,954      8,471
                      111,658      78,348      78,616      82,105     85,637

Loss before equity
 in income (loss)
 of Local Limited
 Partnerships         (51,997)     (7,704)    (47,523)    (80,671)   (84,741)

Equity in income
 (loss) of Local
 Limited
 Partnerships         298,881     256,509  (1,186,846)   536,636     642,177

Net income
(loss)               $246,884    $248,805 $(1,234,369)  $455,965    $557,436

Allocation of net
income (loss):
 Net income (loss)
 allocated to
 General Partner        2,469       2,488     (12,344)  $  4,560    $   5,574

Net income (loss)
 allocated to
 Limited Partners     244,415     246,317  (1,222,025)   451,405      551,862

                     $246,884    $248,805 $(1,234,369)  $455,965     $557,436

Net financial
 reporting income
 (loss) per units:
 General partnership
 units (115 units
 outstanding
 allocated
 to General
 Partner)           $     21    $     22  $     (107)  $     40     $      48
Limited Partnership
 units (11,404 units
 outstanding
 allocated to
 Limited
 Partners)         $      21    $     22  $     (107)  $     40     $      48

Total Assets      $2,803,522  $2,556,685  $2,293,578 $3,514,400    $3,058,517

Long-term
obligations       $      -0-  $      -0-  $      -0- $      -0-    $      -0-

Cash
distributions     $      -0-  $      -0-  $      -0- $      -0-    $      -0-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years (including $15,216 in 1993 through 1997 from the sale of Elk Grove Village). This trend is expected to continue. The Partnership has advanced funds to selected Local Limited Partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

                        1997        1996         1995        1994       1993
Urban's share of
 distributions        $78,807     $60,553     $1,290,551    $82,596   $40,101

Advances
 (made to)
 repaid by
 Local Limited
 Partnerships         $29,730     $21,343    $   (1,890)   $  9,723   $ 2,034

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020.) The Partnership recorded management fee expense of $57,020 per year from 1993 through 1997. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

At December 31, 1997, the Partnership had investments in nine active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of the Elk Grove Village Partnership was sold during 1984. The Partnership holds a note receivable that accrues interest. The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1997, 1996 and 1995 is summarized as follows:

                             1997                1996                1995

Net repayments of advances
 by (advances to)
 Partnerships with zero
 investments:

    Capitol Hill         $    26,598         $    19,871         $    4,860

Distributions received
 from Partnerships
 with  zero investments:

  51st and King                4,766               3,375              5,103
  Elk Grove Village           15,217              15,217             15,216
    Norway House                 -0-              10,654                -0-
    Southern Boulevard III    24,700                 -0-                -0-

Income (loss) from
 investments with
 non-zero investment:

  Norway House                   -0-                 -0-         (1,347,256)
    Notre Dame                27,600             207,392            135,231

                         $   298,881         $   256,509        $(1,186,846)

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

Accordingly, if the properties are sold, the Partnership may recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments are made, it is likely that the acquired properties will be conventional, multi-family residential projects. The Partnership has had inquiries about the sale or exchange of properties in its portfolio, but no offers have been made.

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

                Name               Age            Office
           Paul H. Pfleger          62      Director/President
           John M. Orehek           43      Director/Senior Vice President

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

                  Name                 Age                   Office
             Paul H. Pfleger            62           Chairman of the Board
             John M. Orehek             43            Senior Vice President
             Michael Fulbright          43            Secretary

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
 (a)  Security Ownership of Certain Beneficial Owners

Title of              Name & Address of        Amount and Nature of    % of
 Class                Beneficial Owner         Beneficial Ownership    Class

General Partner      Interfinancial Real              115 Units         100%
 Interest            Estate Management Co.             ($5,000)
                     1201 Third Avenue,
                     Suite 5400
                     Seattle, Washington 98101 3076

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

           Balance Sheets at December 31, 1997 and 1996.

           Statements of Income for the years ended December 31, 1997, 1996 and 1995.

           Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995.

           Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

       3.A.  Amended Certificate and Agreement of Limited
             Partnership, incorporated by reference from Pre-
             Effective Amendment No. 2 on form S-11 filed July,
             1974.

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

       4.A. Subscription agreement incorporated by reference from Pre-Effective Amendment No. 2 to Registration
             Statement on Form S-11 filed July, 1974.

       5.A. Opinion and Consent of Counsel, incorporated by reference from Pre-Effective Amendment No. 2 to
             Registration Statement on Form S-11 filed July,
             1974.

       8.A. Opinion and Consent of special Tax Counsel, incorporated by reference from Pre-Effective
             Amendment No. 2 to Registration Statement on Form
             S-11 filed July, 1974.

    8.B-1  Tax Ruling from the Internal Revenue Service dated
           July 10, 1974, incorporated by reference from Pre-
           Effective Amendment No. 2 to Registration Statement on Form S-11 filed July, 1974.

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

(REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1974
              BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date: July 29, 1998                          By: Paul H. Fleger
                                                 Paul H. Pfleger
                                                 President
                                                 Interfinancial Real Estate
                                                 Management Company




Date: July 29, 1998                          By: John M. Orehek
                                                 John M. Orehek
                                                 Senior Vice President
                                                 Interfinancial Real Estate
                                                 Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: Paul H. Pfleger                                       July 29, 1998
    Paul H. Pfleger, Director                             Date
    Interfinancial Real Estate Management
    Company




By: John M. Orehek                                        July 29, 1998
    John M. Orehek, Director                              Date
    Interfinancial Real Estate Management
    Company.

                    URBAN IMPROVEMENT FUND LIMITED   1974
                             SEATTLE, WASHINGTON

                         ANNUAL REPORT ON FORM 10-K
                 ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                 LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES
                        YEAR ENDED December 31, 1997

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)
Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited 1974 are included in Item 8 and Item 14(a)(1)

    Independent auditors' report . .              . . . . . . . . . . . F-3

    Balance sheets at December 31, 1997 and 1996    . . . . . . . . . . F-4

    Statements of income (loss)
       for the years ended December 31, 1997, 1996 and 1995. . .    . . F-5

    Statements of changes in partners' capital
       for the years ended December 31, 1997, 1996 and 1995. . .    . . F-5

    Statements of cash flows
       for the years ended December 31, 1997, 1996 and 1995. . . .    . F-6

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

                    INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited - 1974

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited - 1974 (a Limited Partnership), as of December 31, 1997
and 1996, and the related statements of changes in partners' capital, income (loss) and cash flows for the years ended December 31, 1997,
1996 and 1995 and the related schedules listed in Item 14(a)(2) of the
annual report on Form 10-K of Urban Improvement Fund Limited   1974
for the years ended December 31, 1997, 1996 and 1995. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of seven of Urban
Improvement Fund Limited   1974's investments in local limited
partnerships whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban's investment in these Partnerships represents zero of total assets at December 31, 1997 and 1996; and its equity in their operations represents twelve percent of the net income for 1997 and 1996, and ninety-seven percent of the net loss for 1995.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited
1974 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.





Atlanta, Georgia
May 1, 1998

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

BALANCE SHEETS





                                       ASSETS

                                                          December 31,
                                                  1997                1996

Cash and cash equivalents                      $1,454,456         $1,394,990
Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method - Notes 4, 5, 6 and 7
 (Schedules IV and XI)                          1,349,066          1,161,695

                                               $2,803,522         $2,556,685

                   LIABILITIES AND PARTNERS' CAPITAL

Distributions payable                          $    2,096         $    2,096
Accounts payable                                      -0-                 47
Management fee payable                             28,510             28,510
Partners' capital - Note 2
  General Partners - 115 partnership
   units
   Authorized, issued and
    outstanding                                    27,729             25,260

  Limited Partners - 11,404
    partnership units
   Authorized, issued and
    outstanding                                 2,745,187          2,500,772
                                                2,772,916          2,526,032
Commitments and contingent
 liabilities -Note 3                           $2,803,522         $2,556,685

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

                                           Year Ended December 31,
                                    1997             1996              1995

Interest income                $    59,661       $    70,644       $   31,093

Expenses:
 Professional fees                  17,666            15,024           14,078
 Management fees - Note 3           57,020            57,020           57,020
 Amortization of costs
 of acquisition                      3,333             3,333            3,333
  Other expenses                    33,639             2,971            4,185

                                   111,658            78,348           78,616

Loss before equity in
 income (loss) of Local
 Limited Partnerships              (51,997)           (7,704)         (47,523)
Equity in income (loss)
 of Local Limited
 Partnerships - Note 4             298,881           256,509       (1,186,846)

Net income (loss)              $   246,884        $  248,805      $(1,234,369)

Allocation of net
 income (loss):
  Net income (loss)
   allocated to
  General Partners            $      2,469       $    2,488      $    (12,344)
  Net income (loss)
   allocated to
  Limited Partners                 244,415          246,317        (1,222,025)

                              $    246,884      $   248,805       $(1,234,369)
Net financial reporting
 income (loss) per unit:
  General partnership
  units (115 units
  outstanding allocated
  to General Partner)         $         21      $        22       $      (107)
  Limited partnership
  units (11,404 units
  outstanding allocated
  to Limited Partners)        $         21      $        22       $      (107)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                General           Limited
                                Partner           Partners          Total

Partners' capital at
 January 1, 1996            $    22,772         $ 2,254,455      $ 2,277,227
Net income - 1996                 2,488             246,317          248,805

Partners' capital at
 December 31, 1996               25,260           2,500,772        2,526,032
Net income - 1997                 2,469             244,415          246,884

Partners' capital at
 December 31, 1997         $     27,729         $ 2,745,187      $ 2,772,916

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS


                                           Year Ended December 31,
                                   1997             1996             1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income (loss)             $  246,884       $  248,805      $(1,234,369)
  Adjustments to reconcile
   net income (loss) to net
   cash provided (used)
   by operating activities:
  Amortization of initial
   and rent up fees                  3,333            3,333           3,333
  Increase (decrease) in
  accounts payable                     (47)              47             -0-
  Increase in management
  fee payable                           -0-          14,257          14,255
  Equity in loss (income)
  of Local Limited
  Partnerships                     (298,881)       (256,509)      1,186,846
   Total adjustments               (295,595)       (238,872)      1,204,434
   Net cash provided
   (used) by
   operating activities             (48,711)          9,933         (29,935)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Current year distributions          78,807          60,553       1,290,551
 Net repayments from
  (advances to) Local
  Limited Partnerships               29,370          21,343          (1,890)
  Net cash provided by
  investing activities              108,177          81,896       1,288,661

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Increase (decrease) in
  distribution payable                  -0-             -0-            (708)
  Net cash provided
  (used) by
  financing activities                  -0-             -0-            (708)

NET INCREASE IN
 CASH AND
CASH EQUIVALENTS                     59,466          91,829       1,258,018

CASH BALANCE
AT BEGINNING
OF YEAR                           1,394,990       1,303,161          45,143

CASH BALANCE
AT END OF YEAR                   $1,454,456      $1,394,990      $1,303,161

The Notes to Financial Statements are an integral part of these Statements.

Note 1 - Organization and Accounting Policies

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

The Urban Improvement Fund Limited-1974 prospectus, dated July 23,
1974, specified that the General Partner will have at least a one percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests. It is the General Partners' intention to allocate, for income tax and financial reporting purposes, the profits, losses and special allocations in the ratio of ninety-nine percent to the limited partners and one percent to the General Partner.

  Investment in Local Limited Partnerships

As of December 31, 1997 and 1996, the Partnership had investments in nine active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnerships' equity in income (loss) of the Local Limited
Partnerships is summarized as follows:

                                   1997              1996              1995
 Repayment of advances by
 (advances to) Partnerships
 with zero investments:

         Capitol Hill         $    26,598        $   19,871        $   4,860

 Distributions received
 from Partnerships with
 zero investments:

         51st and King              4,766             3,375            5,103
         Elk Grove                 15,217            15,217           15,216
         Norway House                 -0-            10,654              -0-
         Southern Boulevard III    24,700               -0-              -0-

 Income (loss) from
 investments with
 non-zero investment:

         Norway House                 -0-              -0-        (1,347,256)
         Notre Dame               227,600          207,392           135,231

                              $   298,881        $ 256,509       $(1,186,846)

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

    Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 2 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                            Year Ended December 31,
                                 1997               1996             1995
Net income (loss) for
 financial  reporting
 purposes                     $  246,884        $  248,805       $(1,234,369)

Amortization of initial
 and rent-up fees and
 other costs of acquisition
 capitalized for financial
 reporting purposes and
 previously deducted for
 income tax purposes               3,333             3,333            3,333

Equity in losses reported
 by Local Limited
 Partnerships for income
 tax reporting purposes
 in excess of income
 (losses) for financial
 reporting purposes              652,520           663,282       (2,443,172)

Accrual and other
 adjustments for
 financial reporting
 purposes                          3,189            19,370          256,027

Net income (loss) as
 reported on the federal
 income tax return            $  905,926        $  934,790      $(3,418,181)

Note 2 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                          Year Ended December 31,
                               1997               1996              1995
Partners' capital for
 financial reporting
 purposes                  $  2,772,916      $  2,526,032     $  2,277,227

Unamortized portion
 of initial and rent-up
 fees and other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 purposes                     (905,690)         (909,023)         (912,356)

Commissions and offering
 expenses capitalized for
 income tax purposes
 and charged to capital
 for financial reporting
 purposes                    1,315,039         1,315,039         1,315,039

Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax reporting purposes
 in excess of losses
 for financial
 reporting purposes        (23,369,438)     (24,005,801)       (24,669,082)

Accrual and other
 adjustments for
 financial reporting
 purposes                       52,971           33,625            14,255

Partners' capital
 (deficit) as reported
 on the federal
 income tax return        $(20,134,202)    $(21,040,128)     $(21,974,917)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interest in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue
Code.

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 1997, 1996 and 1995, the minimum annual management fee of $57,020 was earned and recorded as an expense of the Partnership. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1997, 1996 or 1995. In addition, as shown in the following table, PSI has become the General Partner in three of the Local Limited Partnerships in which the Partnership has or had investments:

                                                         Date PSI Became
               Local Limited Partnership                 General Partner

                Notre Dame Apartments                      March 1977
                Capitol Hill Associates                    December 1978
                Logan-Washington Associates                December 1978

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                                Equity In
                               Capital           Income
                             Contributions       (Losses)         Subtotal
December 31, 1997:
Capitol Hill                 $   277,900      $   (899,718)    $   (621,818)
Community Apts.                  287,244        (1,189,220)        (901,976)
51st & King Drive                187,582          (822,134)        (634,552)
Met-Paca II                    1,219,550        (5,602,267)      (4,382,717)
Monatiquot Village               940,000        (8,722,221)      (7,782,221)
Norway Housing                (1,053,606)          101,132         (952,474)
Notre Dame                       253,871         1,032,268        1,286,139
Southern Boulevard II            563,764        (2,393,654)      (1,829,890)
Weyerbacher Terrace              703,080        (2,280,608)      (1,577,528)

                             $ 3,379,385      $(20,776,422)    $(17,397,037)

                         Losses Not                  Costs of
                          Recorded                  Acquisition
                          (Note 1)    Advances        (Note 1)       Total
December 31, 1997:
Capitol Hill           $   407,203  $  150,633      $   63,982     $    -0-
Community Apts.            847,050         -0-          54,926          -0-
51st & King Drive          587,582         -0-          46,970          -0-
Met-Paca II              4,251,385         -0-         131,332          -0-
Monatiquot Village       7,496,556         -0-         285,665          -0-
Norway Housing             921,946         -0-          30,528          -0-
Notre Dame                     -0-       2,501          60,426    1,349,066
Southern Boulevard II    1,725,498         -0-         104,392          -0-
Weyerbacher Terrace      1,450,059         -0-         127,469          -0-

                       $17,687,279   $ 153,134       $ 905,690    $1,349,066

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

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1997 and 1996, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1997, 1996 and 1995, are summarized as follows:

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                                Assets

                                               December 31,
                                    1997                           1996

Cash                           $  1,207,917                   $  1,154,174
Cash in escrow and
 other restricted funds           4,497,543                      4,018,535
Accounts receivable                 304,643                        140,742
Prepaid expenses                    544,078                        508,995
Other assets (net of
 accumulated amortization)          275,442                        501,213
                                  6,829,623                      6,323,659

Property on the basis of cost:
 Land                             1,637,381                      1,637,381
 Buildings and improvements      50,144,891                     49,259,098
                                 51,782,272                     50,896,479
 Less accumulated depreciation  (40,287,794)                   (39,024,325)
                                 11,494,478                     11,872,154

                               $ 18,324,101                   $ 18,195,813

              Liabilities and Partners' Capital (Deficit)

Mortgage notes payable         $ 31,781,655                  $ 32,806,320
Accounts payable and
accrued expenses                  1,403,802                     1,186,924
Notes payable                     4,354,660                     3,926,789
Advances from Urban
 Improvement Fund
 Limited - 1974                     153,134                       182,509
Tenants' security and
 other deposits                     415,849                       400,547
                                 38,109,100                    38,503,089

Partners' capital (deficit)
 per accompanying
 statements                     (19,784,999)                  (20,307,276)

                               $ 18,324,101                  $ 18,195,813

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

                                                December 31,
                               1997                1996              1995
Revenue:
 Net rental income         $12,169,958         $12,423,399       $12,152,955
 Financial income              439,839             412,522           459,080
 Other income                  335,088             108,247           131,608
                            12,944,885          12,944,168        12,743,643
Expenses:
 Administrative              2,084,812           2,118,987         2,132,480
 Utilities                   2,375,107           2,341,588         2,238,369
 Operating                   3,189,805           3,347,357         3,429,303
 Taxes and insurance         1,576,715           1,552,464         1,428,173
  Total Operating Expenses   9,226,439           9,360,396         9,228,325

Net Operating Income         3,718,446           3,583,772         3,515,318

Non-operating expenses:
 Financial expenses          1,721,987           1,753,314          4,621,490
 Depreciation expense        1,316,907           1,503,842          1,747,112
 Other expenses                 35,225              24,302             30,283
                             3,074,119           3,281,458          6,398,885

Net income (loss)          $   644,327         $   302,314        $(2,883,567)

Amortization of capitalized interest was $44,436 in 1997, 1996 and 1995.

Note 4 - Investments in Local Limited Partnerships Accounted for on
              the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                         Urban
                      Improvement       Other
                         Fund          Limited      General
                        Limited        Partners     Partners       Total
Partners capital
(deficit)
at January 1, 1995    $(13,973,219)   $ (3,057)   $ (846,145)   $(14,822,421)

Net income - 1995       (2,752,441)        223      (131,349)     (2,883,567)

Distributions - 1995    (1,437,431)        -0-    (1,404,960)     (2,842,391)

Partners capital
(deficit) at
December 31, 1995      (18,163,091)     (2,834)   (2,382,454)    (20,548,379)

Net income - 1996          297,216         335         4,763         302,314

Distributions - 1996       (60,553)        -0-          (658)        (61,211)

Partners capital
(deficit) at
December 31, 1996      (17,926,428)     (2,499)   (2,378,349)    (20,307,276)

Net income - 1997          608,198         287        35,842         644,327

Distributions - 1997       (78,807)        -0-       (43,243)       (122,050)

Partners capital
(deficit) at
December 31, 1997     $(17,397,037)   $ (2,212)  $(2,385,750)   $(19,784,999)

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                                 December 31,
                                  1997              1996              1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income (loss)           $   644,327        $   302,314       $(2,883,567)
 Adjustments to reconcile
 net income (loss) to net
 cash provided (used) by
 operating activities:
   Depreciation                1,316,907          1,503,842         1,747,112
   Decrease (increase) in
    receivables, escrows,
    restricted deposits,
    prepaid expenses
    and other assets            (452,223)         (335,714)          (323,452)
   Increase (decrease)
    in accounts payable,
    accrued expenses,
    notes payable and
    tenant security
    deposit liability            232,181          (164,171)          183,808
     Total adjustments         1,096,865         1,003,957         1,607,468
        Net cash provided
       (used) by operating
        activities             1,741,192         1,306,271        (1,276,099)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Capital expenditures           (939,231)         (526,994)         (580,266)
   Net cash used by
    investing activities        (939,231)         (526,994)         (580,266)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Mortgage principal
 payments                     (1,024,665)       (1,226,989)         (912,763)
  Proceeds from
  recapitalization
  of mortgage                        -0-               -0-         2,623,679
  Increase (decrease)
   in notes payable              406,696           371,628          (146,583)
  Distributions paid            (122,050)          (61,211)       (2,842,391)
  Advances from
 (repayments to)
 affiliates - net                 (8,199)          (13,674)            1,890
  Net cash used
  by financing
  activities                    (748,218)         (930,246)       (1,276,168)

INCREASE IN CASH AND
CASH EQUIVALENTS                  53,743          (150,969)       (3,132,533)

CASH BALANCE AT
BEGINNING OF YEAR              1,154,174         1,305,143         4,437,676

CASH BALANCE AT
END OF YEAR                  $ 1,207,917       $ 1,154,174       $ 1,305,143

SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid, net
   of subsidy                $ 1,157,659       $ 1,274,606       $ 1,498,104

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between the combined net income (loss) for financial reporting purposes and the combined income (loss) for income tax reporting purposes follows:

                                      For the Year Ended December 31,
                                  1997             1996             1995
Combined net income
 (loss) for financial
  reporting purposes         $   644,327       $   302,314     $ (2,883,567)
Excess of depreciation
 for financial reporting
 purposes over depreciation
 for tax reporting purposes      397,834           439,323          653,149
Accrual adjustments
 for financial
 reporting purposes              (45,732)           27,285           12,033
Combined net income
(loss) for income
tax purposes as reported
on the federal income
tax returns                  $   996,429       $   768,922     $ (2,218,385)

A reconciliation between combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                        For the Year Ended December 31,
                                1997              1996              1995
Combined partners'
capital (deficit)
for financial reporting
purposes                    $(19,784,999)     $(20,307,276)     $(20,548,379)

Carrying costs during
construction capitalized
for financial reporting
purposes, excess of
depreciation for tax
reporting purposes over
depreciation for financial
reporting purposes
 and accrual adjustments
for financial reporting
purposes                     (2,669,638)       (2,869,058)        (3,336,027)

Combined partners'
capital (deficit)
as reported on the
federal income
tax returns                $(22,454,637)     $(23,176,334)      $(23,884,406)

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

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

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Finance Agency (MHFA) totaling $31,781,655 at December 31, 1997 ($20,517,357 by HUD and $11,264,298 by MFHA) and
$32,806,320 at December 31, 1996 ($20,996,289 by HUD and $11,810,031
by MFHA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates of seven to nine percent per annum. The mortgages are payable in monthly installments of principal and interest of approximately $269,000 over periods of forty years. HUD makes interest reduction payments on the mortgages insured under Section 236 in amounts which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

    Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                       Year Ended December 31,                 Amount

                               1998                          $ 1,078,156
                               1999                            1,139,749
                               2000                            1,197,104
                               2001                              963,211
                               2002                            1,035,020
                               Beyond                         26,368,415

                                                             $31,781,655

   National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 1997, approximately $3,588,297 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD.
A substantial portion of rental income is collected through these contracts. During 1997, the Local Limited Partnerships received approximately $6,230,501 in rent supplement and Section 8 funds.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately four percent to eleven percent of the gross revenues of the respective projects. The management agents are affiliated with the general partners of the Local Limited Partnerships.

Note 5 - Sale of the Assets of Elk Grove Village

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

The final installment is due on December 31, 1999 along with accrued interest. Interest will continue to accrue at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow in excess of $10,000. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For each of the years ended December 31, 1997, 1996 and 1995, the Partnership received and recorded interest income of $15,217.

Note 6 - Recapitalization

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

Note 7 - Investment in Met Paca II Associates

Met Paca II Associates has a severe working capital deficiency primarily resulting from the loss of its real estate tax abatement. This deficiency caused the Partnership to become delinquent in meeting its obligation under the mortgage note payable to HUD. Although the Partnership is attempting to obtain additional real estate tax abatements, there is no assurance that the Partnership will be successful. This raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Partnership is unable to continue as a going concern.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES

                                           December 31,
                                Change                    Change
                     1997        1997         1996         1996      1995

Advances to
(repayments from)
 local limited
partnerships:

  Capitol Hill    $150,635    $(26,596)    $177,231     $(19,871)   $197,102
  Notre Dame         2,504      (2,774)       5,278       (1,472)      6,750

                  $153,139    $(29,370)    $182,509     $(21,343)  $ 203,852

All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership for Capitol Hill Associates because the investment in this partnership has been reduced to zero under the equity method of accounting.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS

December 31, 1997


                                                   Outstanding
                  Description                       mortgage
Partnership/location          No. of units          balance         Land
Capitol Hill Associates
  Denver, Colorado           121 apartments        $ 1,805,808   $   300,990
Community Apartments, Ltd.
  Cleveland, OH              148 apartments          1,310,978       182,031
51st and King Drive
  Chicago, IL                 96 apartments          1,468,410       100,858
Met-Paca II Associates
  New York, New York         192 apartments          5,185,027       205,597
Monatiquot Village Associates
  Braintree, MA              324 apartments          7,402,998       393,928
Norway Housing Associates
  Boston, MA                 136 apartments          3,861,300       150,026
Notre Dame
  San Francisco, CA          205 apartments          3,358,502       244,847
Southern Boulevard II
  New York, New York         175 apartments          3,359,538        37,441
Weyerbacher Terrace
  Indianapolis, IN           296 apartments          4,029,094        21,663

                                                   $31,781,655   $ 1,637,381

                  Description                     Buildings &
Partnership/location        No. of units         Improvements       Total
Capitol Hill Associates
  Denver, Colorado         121 apartments         $2,243,435     $ 2,544,425
Community Apartments, Ltd.
  Cleveland, OH            148 apartments          2,075,954       2,257,985
51st and King Drive
  Chicago, IL               96 apartments          2,593,650       2,694,508
Met-Paca II Associates
  New York, New York       192 apartments          7,664,422       7,870,019
Monatiquot Village Associates
  Braintree, MA            324 apartments         11,620,743      12,014,671
Norway Housing Associates
  Boston, MA               136 apartments          3,331,715       3,481,741
 Notre Dame
  San Francisco, CA        205 apartments          6,705,736       6,950,583
Southern Boulevard II
  New York, New York       175 apartments          6,501,036       6,538,477
Weyerbacher Terrace
  Indianapolis, IN         296 apartments          7,408,200       7,429,863

                                                 $50,144,891     $51,782,272

                                                               Date of
                   Description               Accumulated    completion of
Partnership/location        No. of units     Depreciation    construction
Capitol Hill Associates
  Denver, Colorado         121 apartments    $ (1,686,857)        1975
Community Apartments, Ltd.
  Cleveland, OH            148 apartments      (1,872,670)        1975
51st and King Drive
  Chicago, IL               96 apartments      (2,332,997)        1975
Met-Paca II Associates
  New York, New York       192 apartments      (7,454,896)        1976
Monatiquot Village Associates
  Braintree, MA            324 apartments      (9,648,450)        1975
Norway Housing Associates
  Boston, MA               136 apartments      (2,969,110)        1975
Notre Dame
  San Francisco, CA        205 apartments      (3,366,933)        1976
Southern Boulevard II
  New York, New York       175 apartments      (5,768,013)        1975
Weyerbacher Terrace
  Indianapolis, IN         296 apartments      (5,187,868)        1976

                                             $(40,287,794)

                                                             Life over which
                                                              depreciation
                                                               in latest
                                                                 income
                    Description                    Date         statement
Partnership/location            No. of units     Acquired      is computed
Capitol Hill Associates
  Denver, Colorado             121 apartments      1974         5-25 years
Community Apartments, Ltd.
  Cleveland, OH                148 apartments      1974         15-25 years
51st and King Drive
  Chicago, IL                   96 apartments      1974            15 years
Met-Paca II Associates
  New York, New York           192 apartments      1974         7-27.5 years
Monatiquot Village Associates
  Braintree, MA                324 apartments      1974          4-40 years
Norway Housing Associates
  Boston, MA                   136 apartments      1974          3-25 years
 Notre Dame
  San Francisco, CA            205 apartments      1974          5-40 years
Southern Boulevard II
  New York, New York           175 apartments      1974         7-27.5 years
Weyerbacher Terrace
  Indianapolis, IN             296 apartments      1974          5-30 years

                               Building and                     Accumulated
                      Land      Improvements      Cost          Depreciation

Balance at
January 1, 1996    $1,637,381   $48,732,104    $50,369,485      $37,571,751
 Additions                -0-       526,994        526,994        1,452,574
 Deletions                -0-           -0-            -0-              -0-

Balance at
December 31,
1996                1,637,381    49,259,098     50,896,479      39,024,325
 Additions                -0-       939,231        939,231       1,316,907
 Deletions                -0-       (53,438)       (53,438)        (53,438)

Balance at
December 31,
1997               $1,637,381   $50,144,891    $51,782,272     $40,287,794

NOTE: Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and buildings for federal income tax purposes is approximately $48,000,000.