Form 10-Q
period 1998-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 1998-08-18
CIK 102343

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ________.

                  Commission File Number 0-8071

               URBAN IMPROVEMENT FUND LIMITED-1974
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

                    PART I - FINANCIAL INFORMATION

                      Item 1 - Financial Statements

                              BALANCE SHEETS

                   URBAN IMPROVEMENT FUND LIMITED - 1974
                           (A Limited Partnership)

                                  ASSETS
                                         March 31,              December 31,
                                           1998                     1997
Cash and cash equivalents               $3,695,787              $1,454,456
Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                                   1,405,133               1,349,066

   Total Assets                         $5,100,920               $2,803,522


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $    3,175              $      -0-
Management fee payable                      14,255                  28,510
Distribution payable                         2,096                   2,096
                                            19,526                  30,606

Partners' Capital:
 General Partner - 115 Partnership
 units authorized, issued and
 outstanding                                50,814                  27,729

 Limited Partners - 11,404 Partnership
 units authorized, issued and
 outstanding                             5,030,580               2,745,187
                                         5,081,394               2,772,916

Total Liabilities and Partners'
 Capital                                $5,100,920              $2,803,522

Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                           (A Limited Partnership)

                                               March 31,       December 31,
                                                 1998             1997
General Partner Interest - 115
Partnership units issued and
outstanding                                $   115,192          $   115,192

Limited Partners' Interest - 11,404
 Partnership units issued and
 outstanding                                11,404,000           11,404,000
                                            11,519,192           11,519,192

Offering Expenses                           (1,315,039)          (1,315,039)

Distributions to Partners                   (1,181,501)          (1,181,501)

Accumulated loss through
 December 31, 1997                          (6,249,736)          (6,249,736)

Income for three month
 period ended
 March 31, 1998                              2,308,478                 -0-
                                            (3,941,258)         (6,249,736)

Partners' Capital at End of Period         $ 5,081,394         $ 2,772,916

Unaudited.  See accompanying notes.

                               STATEMENTS OF INCOME

                     URBAN IMPROVEMENT FUND LIMITED - 1974
                             (A Limited Partnership)

                                             For the Three-Month
                                                 Period Ended
                                                   March 31,
                                         1998                  1997
Revenues                              $  17,619              $  14,089

Cost and expenses:

 Professional fees                        3,677                  3,577

 Management fee                          14,255                 14,255

 Amortization                               833                    833

 Other expenses                             311                      7
                                         19,076                 18,672

Income (loss) before equity in
income of Local Limited
Partnerships                             (1,457)               (4,583)
Equity in net income of Local
 Limited Partnerships                 2,309,935                78,457

Net Income                           $2,308,478             $  73,874

Allocation of net income:

 Net income allocated to
 General Partner                     $   23,085             $     739

 Net income allocated to
 Limited Partners                     2,285,393                73,135

                                     $2,308,478             $  73,874
Net income allocated to Limited
 Partners per Limited Partnerships
Unit (11,404 units outstanding at
 March 31, 1998 and 1997)            $      200             $       6


Unaudited.  See accompanying notes.

                           STATEMENTS OF CASH FLOWS

                     URBAN IMPROVEMENT FUND LIMITED - 1974
                             (A Limited Partnership)

                                                 For the Three Month
                                                     Period Ended
                                                        March 31,
                                            1998                     1997
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                              $2,308,478               $  73,874
 Adjustments to reconcile net
 income to net cash used by
 operating activities:
  Amortization of initial and
  rent-up fees                                  833                     833
  Equity in net income of local
  limited partnerships                   (2,309,935)                (78,457)
  Increase (decrease) in trade
  accounts payable and accrued
  management fees                           (11,080)                (10,723)
    Total adjustments                    (2,320,182)                (88,347)
       Net cash used by operating
          activities                        (11,704)                (14,473)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Net advances paid by limited
  partnerships                                  -0-                 26,609
 Distributions from limited
  partnerships                            2,253,035                    -0-
    Net cash used by investing
      activities                          2,253,035                 26,609

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         2,241,331                 12,136

CASH BALANCE AT BEGINNING
  OF PERIOD                               1,454,456              1,394,990

CASH BALANCE AT END
   OF PERIOD                             $3,695,787             $1,407,126



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

                                                       Date PSI Became
     Local Limited Partnership                         General Partner
  Notre Dame Apartments                                   March 1977
  Capitol Hill Associates                                 December 1978

Note 3 - Investments in Local Limited Partnerships - As of March 31,
1998 and 1997, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The Partnership has an investment in one Limited Partnership that sold its real estate during 1984. This Partnership (Elk Grove Elderly) holds a note receivable for a portion of the sales proceeds. The note receivable was paid during the quarter ended March 31, 1998. The Partnership received $2,253,035 as payment in full of the note receivable. The investments in Local Limited Partnerships are comprised of:

                                      March 31, 1998       December 31, 1997
Capital contributions                   $ 6,226,304            $ 6,226,304

Distributions                            (5,099,954)            (2,846,919)

Equity in losses                           (779,208)            (3,089,143)

Advances                                    153,134                153,134

Unamortized costs of acquisitions           904,857                905,690

                                        $ 1,405,133            $ 1,349,066

             Item 2 C Management's Discussion and Analysis of
               Financial Condition and Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended
March 31, 1998 and 1997.

The components of the Partnership's equity in income of the Local
Limited Partnerships for March 31, 1998 and 1997, is summarized as follows:

                                              For the Three-Month
                                                  Period Ended
                                                     March 31,
                                             1998                  1997
Income from investments with
 non-zero investment:
   Notre Dame                            $   56,900            $    51,848

Distribution received from
 payoff of note receivable
 from sold project:
    Elk Grove                             2,253,035                   -0-

Repayment from partnerships
 with zero investment:
  Capitol Hill                                  -0-                26,609

                                         $2,309,935             $  78,457

                            PART II C OTHER INFORMATION



Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

           a) None

           b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1998.

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

                                URBAN IMPROVEMENT FUND LIMITED - 1974
                                             (Registrant)
                              By:  Interfinancial Real Estate Management
                                   Company, General Partner




Date August 18, 1998                        Michael Fulbright
                                                (Signature)
                                 By:  Michael Fulbright, Secretary



Date August 18, 1998                         John M. Orehek
                                                (Signature)
                                 By:  John M. Orehek, Senior Vice President