Form 10-Q
period 1998-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 1998-08-18
CIK 102343

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

                       PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                               BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                         (A Limited Partnership)


                                  ASSETS

                                       June 30,                December 31,
                                         1998                      1997
Cash and cash equivalents              $3,722,991              $1,454,456

Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity
 method                                 1,423,944               1,349,066

     Total Assets                      $5,146,935              $2,803,522


                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    6,350             $      -0-
Management fee payable                        -0-                 28,510
Distribution payable                        2,096                  2,096
                                            8,446                 30,606

Partners' Capital:
 General Partner - 115
 Partnership units
 authorized, issued
 and outstanding                           51,385                27,729

 Limited Partners - 11,404
 Partnership units authorized,
 issued and outstanding                 5,087,104             2,745,187
                                        5,138,489             2,772,916

Total Liabilities and
Partners' Capital                      $5,146,935            $2,803,522


Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                          (A Limited Partnership)

                                         June 30,              December 31,
                                           1998                    1997
General Partner Interest - 115
 Partnership units issued and
 outstanding                           $   115,192             $   115,192

Limited Partners' Interest - 11,404
 Partnership units issued and
 outstanding                            11,404,000              11,404,000
                                        11,519,192              11,519,192

Offering Expenses                       (1,315,039)             (1,315,039)

Distributions to Partners               (1,181,501)             (1,181,501)

Accumulated loss through
 December 31, 1997                      (6,249,736)            (6,249,736)

Income for six-month period
 ended June 30, 1998                     2,365,573                    -0-
                                        (3,884,163)            (6,249,736)

Partners' Capital at
 End of Period                         $ 5,138,489            $ 2,772,916


Unaudited.  See accompanying notes.

                           STATEMENTS OF INCOME
                 URBAN IMPROVEMENT FUND LIMITED - 1974
                          (A Limited Partnership)

                          For the Three-Month          For the Six-Month
                             Period Ended                 Period Ended
                                June 30,                     June 30,
                           1998          1997           1998         1997

Revenues                $ 43,943      $ 14,784       $   61,562     $ 28,873
Cost and expenses:

 Professional fees         3,174        19,730            6,851       23,307

 Management fee           14,255        14,255           28,510       28,510

 Other expenses           32,559         1,659           32,870        1,666

 Amortization                833           833            1,666        1,666
                          50,821        36,477           69,897       55,149

Income (Loss) before
equity of Local
Limited Partnerships      (6,878)      (21,693)          (8,335)    (26,276)
Equity in net income
 of Local Limited
 Partnerships             63,973        71,636        2,373,908     150,093

Net Income              $ 57,095      $ 49,943       $2,365,573   $ 123,817

Allocation of net income:

 Net income allocated
 to General Partner     $    571      $    499       $   23,656   $   1,238

 Net income allocated
 to Limited Partners      56,524        49,444        2,341,917     122,579

                       $  57,095      $ 49,943       $2,365,573   $ 123,817

Net income allocated to
 Limited Partners per
 Limited Partnerships
 Unit (11,404 units out-
 standing at June 30,
 1998 and 1997)        $       5      $      4      $      205    $      11

Unaudited.  See accompanying notes.

                      STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                           For the Three-Month          For the Six-Month
                               Period Ended                Period Ended
                                 June 30,                     June 30,
                            1998           1997         1998          1997
CASH FLOWS
 FROM
 OPERATING
 ACTIVITIES:
  Net income             $   57,095    $   49,943     $2,365,573   $ 123,817
 Adjustments to
 reco ncile net
 income to net
 cash used by
 operating activities:
  Amortization of initial
  and rent-up fees              833          833          1,666       1,666
 Equity in net income
 of local limited
 partnerships               (63,973)     (71,636)    (2,373,908)   (150,093)
 Decrease in trade
 accounts payable
 and accrued
 management fees            (11,081)      (3,577)       (22,161)    (14,302)
   Total adjustments        (74,221)     (74,380)    (2,394,403)    162,729)
    Net cash used by
    operating activities    (17,126)     (24,437)       (28,830)    (38,912)

CASH FLOWS
 FROM INVESTING
 ACTIVITIES:
  Distributions received     44,330       54,100      2,297,365      54,101

 Net advances paid by
 limited partnerships           -0-        5,083            -0-      31,693

Net cash provided by
 investing activities        44,330       59,183      2,297,365      85,794

NET INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS                  27,204       34,746      2,268,535      46,882

CASH BALANCE
AT BEGINNING
OF PERIOD                 3,695,787    1,407,126      1,454,456   1,394,990

CASH BALANCE
AT END OF
 PERIOD                  $3,722,991   $1,441,872     $3,722,991  $1,441,872



Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                         June 30, 1998

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

                                                          Date PSI Became
               Local Limited Partnership                 General Partner
                 Notre Dame Apartments                      March 1977
                 Capitol Hill Associates                    December 1978

Note 3 - Investments in Local Limited Partnerships - As of June 30, 1998 and 1997, the Partnership has investments in nine active real estate
Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

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

                                      June 30, 1998      December 31, 1997
Capital contributions                  $ 6,226,304           $ 6,226,304

Distributions                           (5,144,284)           (2,846,919)

Equity in losses                          (715,234)           (3,089,143)

Advances                                   153,134               153,134

Unamortized costs of acquisitions          904,024               905,690

                                       $ 1,423,944           $ 1,349,066

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $28,510 for the six months ended
June 30, 1998 and 1997.

The components of the Partnership's equity in income of the Local
Limited Partnerships for June 30, 1998 and 1997, is summarized as follows:

                           For the Three-Month          For the Six-Month
                              Period Ended                 Period Ended
                                June 30,                      June 30,
                          1998            1997           1998           1997
Income from investments
 with non-zero investment:
   Notre Dame               $56,900      $51,848      $  113,800    $103,696

Repayment from (advances
to) partnerships with zero
 investment:
   Capitol Hill                 -0-          -0-             -0-      26,609
   Norway House                 -0-         (195)            -0-        (195)
                                -0-         (195)            -0-      26,414

Distribution received
from partnerships with
 zero investment:
   51st and King Drive        7,073        4,766           7,073       4,766
   Elk Grove                    -0-       15,217       2,253,035      15,217
                              7,073       19,983       2,260,108      19,983

                           $ 63,973     $ 71,636      $2,373,908   $ 150,093

                               PART II   OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

    a)     None

    b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1998.

                                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             URBAN IMPROVEMENT FUND LIMITED -1974
                                          (Registrant)
                            By:  Interfinancial Real Estate Management
                                 Company, General Partner




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