Form 10-Q
period 1999-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 1999-08-13
CIK 102343

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       THE SECURITIES EXCHANGE ACT OF 1934

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

                    PART I FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)


                                              ASSETS

                                        June 30,                December 31,
                                          1999                      1998
                                                                     \

Cash and cash equivalents              $3,786,196               $3,818,235
Receivable from affiliates                 15,000                      -0-
Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                                 1,580,592               1,490,998

    Total Assets                       $5,381,788              $5,309,233


                   LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                       $   10,000             $    5,200
Management fee payable                        -0-                 14,255
Distribution payable                        2,096                  2,096
                                           12,096                 21,551

Partners' Capital:
 General Partner - 115
 Partnership units
 authorized, issued
 and outstanding                           53,697                52,877

 Limited Partners - 11,404
 Partnership units
 authorized, issued
 and outstanding                        5,315,995            5,234,805
                                        5,369,692            5,287,682

Total Liabilities and
 Partners' Capital                     $5,381,788           $5,309,233


Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                                       June 30,                December 31,
                                         1999                     1998
General Partner Interest - 115
 Partnership units issued and
 outstanding                        $   115,192             $   115,192

Limited Partners' Interest -
 11,404 Partnership units
 issued and outstanding              11,404,000             11,404,000
                                     11,519,192             11,519,192

Offering Expenses                    (1,315,039)            (1,315,039)

Distributions to Partners            (1,181,501)            (1,181,501)

Accumulated loss through
  December 31, 1998                  (3,734,970)            (3,734,970)

Income for six-month
 period ended
 June 30, 1999                           82,010                    -0-
                                     (3,652,960)            (3,734,970)

Partners' Capital
 at End of Period                   $ 5,369,692            $ 5,287,682

Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME
                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)


                       For the Three-Month                For the Six-Month
                          Period Ended                       Period Ended
                             June 30,                           June 30,
                       1999            1998               1999          1998

Revenues            $   49,815     $   43,943        $   85,109    $   61,562

Cost and expenses:

 Professional fees       5,000          3,174            10,000         6,851

 Management fee         14,255         14,255            28,510        28,510

 Other expenses         60,827         32,559            70,827        32,870

 Amortization              833            833             1,666         1,666
                        80,915         50,821           111,003        69,897

Income (Loss)
 before equity of
 Local Limited
 Partnerships          (31,100)        (6,878)          (25,894)       (8,335)
Equity in net
 income of Local
 Limited Partnerships   62,274         63,973           107,904     2,373,908

Net Income          $   31,174     $   57,095        $   82,010    $2,365,573

Allocation of net income:

 Net income allocated
 to General Partner  $     312     $      571        $      820    $   23,656

 Net income allocated
 to Limited Partners    30,862         56,524            81,190     2,341,917

                    $   31,174     $   57,095        $   82,010    $2,365,573

Net income allocated to
 Limited Partners per
 Limited Partnerships
 Unit (11,404 units out-
 standing at June 30,
 1999 and 1998)     $        3     $       5         $        7   $      205

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)


                       For the Three-Month            For the Six-Month
                          Period Ended                   Period Ended
                            June 30,                        June 30,
                       1999            1998           1999           1998

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income        $   31,174        $   57,095   $   82,010     $2,365,573
 Adjustments to
 reconcile net
 income to net
 cash used by
 operating activities:
 Amortization of
 initial and rent-up
 fees                     833               833       1,666          1,666
 Equity in net
 income of
 local limited
 partnerships         (62,274)          (63,973)   (107,904)    (2,373,908)
 Increase in
 receivable from
 affiliate            (15,000)              -0-     (15,000)           -0-
 Decrease in trade
 accounts payable
 and accrued
 management fees       (9,255)          (11,081)     (9,455)       (22,161)
 Total adjustments    (85,696)          (74,221)   (130,693)    (2,394,403)
 Net cash used by
 operating activities (54,522)          (17,126)    (48,683)       (28,830)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Distributions
 received               7,074            44,330      7,074        2,297,365

 Net advances
 repaid  by
 limited
 partnerships           9,570               -0-      9,570             -0-

Net cash provided
 by investing
 activities            16,644            44,330     16,644        2,297,365

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS          (37,878)           27,204    (32,039)       2,268,535

CASH BALANCE
 AT BEGINNING
 OF PERIOD          3,824,074         3,695,787  3,818,235        1,454,456

CASH BALANCE
 AT END
OF PERIOD          $3,786,196        $3,722,991 $3,786,196       $3,722,991

Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                           June 30, 1999

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

The General Partner of the Partnership is a corporation in which Paul. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

                                                      Date PSI Became
  Local Limited Partnerships                          General Partner
Notre Dame Apartments                                    March 1977
Capitol Hill Associates                                  December 1978

Note 3 - Investments in Local Limited Partnerships - As of June 30, 1999 and 1998, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

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

                                    June 30, 1999         December 31, 1998
Capital contributions                $ 6,226,304             $ 6,226,304

Distributions                         (2,964,823)             (2,957,749)

Equity in losses                      (2,725,142)             (2,833,046)

Advances                                 143,564                153,134

Unamortized costs
 of acquisitions                         900,689                902,355

                                     $ 1,580,592            $ 1,490,998


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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $28,510 for the six months ended
June 30, 1999 and 1998.

The components of the Partnership's equity in income of the Local
Limited Partnerships for June 30, 1999 and 1998, is summarized as follows:

                      For the Three-Month                For the Six-Month
                          Period Ended                     Period Ended
                             June 30,                         June 30,
                       1999           1998                1999          1998
Income from
 investments with
 non-zero investment:
  Notre Dame         $  45,630      $  56,900         $  91,260    $  103,696

Repayment from
 (advances to) part-
 nerships with zero
 investment:
   Capitol Hill          9,570            -0-            9,570            -0-

Distribution
received from
 partnerships
 with zero
 investment:
 51st and
 King Drive              7,074           7,073           7,074          7,073
   Elk Grove               -0-             -0-             -0-      2,253,035
                         7,074           7,073           7,074      2,260,108

                     $  62,274         $ 63,973      $ 107,904     $2,363,804

                       PART II - OTHER INFORMATION


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K
       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1999.

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



                             URBAN IMPROVEMENT FUND LIMITED - 1974
                                          (Registrant)
                             By:  Interfinancial Real Estate Management
                                     Company, General Partner



Date August 13, 1999                      Michael Fulbright
                                             (Signature)
                                 By:  Michael Fulbright, Secretary



Date August 13, 1999                           John M. Orehek
                                                (Signature)
                                By:  John M. Orehek, Senior Vice President