Form 10-Q
period 1999-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 1999-08-18
CIK 102343

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

                       PART I - FINANCIAL INFORMATION

                        Item 1 - Financial Statements

                               BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                          (A Limited Partnership)


                                     ASSETS

                                 March 31,                December 31,
                                   1999                      1998

Cash and
 cash equivalents               $ 3,824,074               $ 3,818,235
Investments in
 and advances to
 Local Limited
 Partnerships
 accounted for on
 the equity method                1,535,795                 1,490,998

Total Assets                    $ 5,359,869               $ 5.309,233


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                $      5,000              $     5,200
Management fee payable                14,255                   14,255
Distribution payable                   2,096                    2,096
                                      21,351                   21,551

Partners' Capital:
 General Partner -
 115 Partnership
 units authorized,
 issued and outstanding               53,385                   52,877

 Limited Partners -
 11,404 Partnership
 units authorized,
 issued and outstanding             5,285,133               5,234,805
                                    5,338,518               5,287,682

Total Liabilities and
 Partners' Capital                $ 5,359,869             $ 5,309,233

Unaudited.  See accompanying notes.

                    CAPITALIZATION AND PARTNERS' CAPITAL

                   URBAN IMPROVEMENT FUND LIMITED - 1974
                             (A Limited Partnership)


                                     March 31,                December 31,
                                       1999                      1998
General Partner
 Interest - 115 Partner-
 ship units issued and
 outstanding                       $   115,192               $   115,192

Limited Partners'
 Interest - 11,404
 Partnership units
 issued and
 outstanding                        11,404,000                11,404,000
                                    11,519,192                11,519,192

Offering Expenses                   (1,315,039)               (1,315,039)

Distributions to Partners           (1,181,501)               (1,181,501)

Accumulated loss through
 December 31, 1998                  (3,734,970)               (3,734,970)

Income for three month
 period ended
 March 31, 1999                         50,836                       -0-
                                    (3,684,134)               (3,734,970)

Partners' Capital at
 End of Period                    $  5,338,518               $ 5,287,682

Unaudited.  See accompanying notes.

                               STATEMENTS OF INCOME

                       URBAN IMPROVEMENT FUND LIMITED - 1974
                              (A Limited Partnership)

                                                   For the Three-Month
                                                       Period Ended
                                                         March 31,
                                                   1999           1998

Revenues                                      $   35,294       $   17,619

Cost and expenses:

 Professional fees                                 5,000            3,677

 Management fee                                   14,255           14,255

 Amortization                                        833              833

 Other expenses                                   10,000              311
                                                  30,088           19,076

Income (loss) before
 equity in income of
 Local Limited
 Partnerships                                      5,206           (1,457)
Equity in net
 income of
 Local Limited
 Partnerships                                     45,630        2,309,935

Net Income                                    $   50,836       $2,308,478

Allocation of net income:

Net income allocated
 to General Partner                           $      508       $   23,085

Net income allocated
 to Limited Partners                              50,328        2,285,393

                                              $   50,836       $2,308,478
Net income allocated
 to Limited Partners per
 Limited Partnerships
 Unit (11,404 units
 outstanding at March 31,
 1999 and 1998)                               $        4       $      200

Unaudited.  See accompanying notes.

                      STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                                                 For the Three-Month
                                                    Period Ended
                                                      March 31,
                                                 1999              1998

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                                    $   50,836      $ 2,308,478
Adjustments to reconcile
 net income to net
 cash used by operating
 activities:
Amortization of initial
 and rent-up fees                                    833              833
Equity in net
 income of local
 limited partnerships                            (45,630)      (2,309,935)
Increase (decrease)
 in trade accounts
 payable and accrued
 management fees                                    (200)         (11,080)
  Total adjustments                              (44,997)      (2,320,182)
  Net cash used
  by operating activities                          5,839          (11,704)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Distributions from
 limited partnerships                                -0-         2,253,035
 Net cash used by
 investing activities                                -0-         2,253,035

NET INCREASE IN
 CASH AND CASH
 EQUIVALENTS                                       5,839         2,241,331

CASH BALANCE AT
 BEGINNING OF PERIOD                           3,818,235         1,454,456

CASH BALANCE AT
 END OF PERIOD                               $ 3,824,074       $ 3,695,787

Unaudited.  See accompanying notes.

                 NOTES TO SUMMARIZE FINANCIAL INFORMATION
                               March 31, 1999

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

Management of Urban Improvement Fund Limited - 1974
Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership=s annual net cash flow, as defined, subject to an annual minimum of $57,020). The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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


                                                      Date PSI Became
Local Limited Partnership                             General Partner

  Notre Dame Apartments                                  March 1977
  Capitol Hill Associates                                December 1978

Note 3 - Investments in Local Limited Partnerships - As of March 31,
1999 and 1998, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership=s share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

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

                                    March 31, 1999         December 31, 1998

Capital contributions                $ 6,226,304              $ 6,226,304

Distributions                         (2,957,749)              (2,957,749)

Equity in losses                      (2,787,416)              (2,833,046)

Advances                                 153,134                  153,134

Unamortized costs
 of acquisitions                         901,522                  902,355

                                     $ 1,535,795              $ 1,490,998

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended
March 31, 1999 and 1998.

The components of the Partnership=s equity in income of the Local
Limited Partnerships for March 31, 1999 and 1998, is summarized as follows:

                                                   For the Three Month
                                                      Period Ended
                                                        March 31,
                                                 1999                 1998

Income from investments
 with non-zero investment:
  Notre Dame                                   $  45,630          $  56,900

Distribution received from
 payoff of note receivable
 from sold project:
  Elk Grove                                          -0-          2,253,035

                                               $  45,630         $2,309,935

                           PART II - OTHER INFORMATION


Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

            a)   None

            b)  The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1999.

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



                                 URBAN IMPROVEMENT FUND LIMITED - 1974
                                              (Registrant)
                                 By:  Interfinancial Real Estate Management
                                      Company, General Partner




Date August 18, 1999                            Michael Fulbright
                                                   (Signature)
                                     By:  Michael Fulbright, Secretary



Date August 18, 1999                             John M. Orehek
                                                  (Signature)
                                 By:  John M. Orehek, Senior Vice President