Form 10-K
period 1998-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 1999-10-01
CIK 102343

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998: No established market value.

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

     (c) Narrative Description of Business   The real estate business is
highly competitive. The Registrant competes with numerous established apart-ment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects. The outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

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

Item 2.  Properties.
     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1998:

                                                                      1998
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

                                                       C>
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

NOTRE DAME APARTMENTS is a 205-unit project located in the Pacific Heights area of San Francisco, California, consisting of a five-story building of reinforced concrete, cement and plaster construction. The project is designed for elderly residents and is a converted hospital. The project was rehabili-tated under Section 236 of the National Housing Act.

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

                                     PART II
Item 5. Market for the Registrant's Securities and Related Security Holder Matters.
    (a) Market Information - There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be trans-ferred between individuals with the consent of the General Partner.

    (b)  Holders

   Title of          Name & Address of       Amount and Nature of    % of
    Class            Beneficial Owner        Beneficial Ownership    Class

General Partner    Interfinancial Real              115 Units         100%
   Interest        Estate Management Co.            ($5,000)
                   1201 Third Avenue
                   Suite 5400
                   Seattle, Washington 98101 3076

Limited Partner    C. T. Holland                    625 Units        5.425%
   Interest        Henderson, Texas 75652          ($625,000)

                   711 other Limited Partners      10,779 Units
                                                  ($10,779,000)     94.575%

                                                                   100.000%

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.
(c) Dividends - There were no distributions to partners during 1994, 1995, 1996, 1997 and 1998.

Item 6.  Selected Financial Data
These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

                                   Year Ended December 31,
                  1998          1997         1996          1995          1994

Interest income     $ 159,207   $  59,661   $  70,644   $  31,093   $   1,434
Expenses:
 Professional fees     18,701      17,666      15,024      14,078      14,310
 Management fee        57,020      57,020      57,020      57,020      57,020
 Incentive management
  fees                 33,250         -0-         -0-         -0-         -0-
 Amortization of
  costs of
  acquisition           3,333       3,333       3,333       3,333       6,821
 Other expenses        41,268      33,639       2,971       4,185       3,954
                      153,572     111,658      78,348      78,616      82,105

Income (loss)
 before equity
 in income (loss)
 of Local Limited
 Partnerships           5,635     (51,997)     (7,704)    (47,523)    (80,671)

Equity in income
 (loss) of Local
 Limited
 Partnerships       2,509,131     298,881     256,509  (1,186,846)    536,636

Net income
 (loss)            $2,514,766  $  246,884   $ 248,805 $(1,234,369) $  455,965

Allocation of net
 income (loss):
  Net income (loss)
  allocated to
  General Partner      25,148       2,469       2,488     (12,344) $    4,560

 Net income (loss)
 allocated to
 Limited Partners   2,489,618     244,415     246,317  (1,222,025)    451,405

                   $2,514,766  $  246,884  $  248,805 $(1,234,369)  $ 455,965

Net financial
 reporting income
 (loss) per units:
 General partnership
 units (115 units
 outstanding
 allocated to
 General
 Partner)          $      218   $      21   $      22  $    (107)   $      40
 Limited
 Partnership
 units (11,404
 units outstanding
 allocated to Limited
 Partners)         $      218   $      21   $      22   $    (107) $       40

Total Assets       $5,309,233  $2,803,522  $2,556,685  $2,293,578  $3,514,400

Long-term
 obligations       $      -0-  $      -0-  $      -0-  $      -0-  $      -0-

Cash distributions $      -0-  $      -0-  $      -0-  $      -0-  $      -0-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term invest-ments. Interest income resulted from such short-term investments. The Part-nership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years (including $2,253,035 in 1998 from the sale of Elk Grove Village). This trend is expected to continue. The Partnership has advanced funds to selected Local Limited Partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

                         1998        1997       1996        1995        1994

Urban's share of
  distributions       $2,363,866   $ 78,807   $ 60,553   $1,290,551   $ 82,596

Advances (made
 to) repaid by
 Local Limited
 Partnerships         $      -0-   $ 29,730   $ 21,343   $   (1,890)  $  9,723

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020.) The Partnership recorded management fee expense of $57,020 per year from 1994 through 1998. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The Partnership also paid an incentive management fee of $33,250 to one of the local limited partnership's general partnership. The incentive fee was equal to fifty percent of the distributable cash flow to the Partnership.

At December 31, 1998, the Partnership had investments in nine active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discon-tinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of the Elk Grove Village Partnership was sold during 1984. The Partnership had a note receivable that was paid off during 1998. The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1998, 1997 and 1996 is summarized as follows:

                               1998             1997            1996

Net repayments of advances
 by (advances to)
 Partnerships with
 zero investments:

    Capitol Hill            $    -0-       $    26,598       $    19,871

Distributions received
 from Partnerships
 with  zero investments:

    51st and King              7,074             4,766             3,375
    Elk Grove Village      2,253,035            15,217            15,217
    Norway House                 -0-               -0-            10,654
    Southern Boulevard III    66,500            24,700               -0-

Income (loss) from
 investments with
 non-zero investment:

    Notre Dame               182,522           227,600           207,392

                         $ 2,509,131       $   298,881       $   256,509

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

Capital Resources

The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free trans-action. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes.

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

                   Name             Age                  Office
             Paul H. Pfleger        63          Director/President
            John M. Orehek          44         Director/Senior Vice President

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

                        Name              Age             Office
                   Paul H. Pfleger        63         Chairman of the Board
                   John M. Orehek         44         Senior Vice President
                   Michael Fulbright      44         Secretary

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

    (f) Section 20 of the Amended Certificate and Agreement of Limited Part-nership of the Registrant provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Registrant or its limited partners. None of the officers or directors of the General Partner of the registrant have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the registrant.
<PAGE

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          (a)  Security Ownership of Certain Beneficial Owners

  Title of               Name & Address of     Amount and Nature of    % of
   Class                 Beneficial Owner      Beneficial Ownership   Class

General Partner       Interfinancial Real               115 Units      100%
   Interest           Estate Management Co.             ($5,000)
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

           Balance Sheets at December 31, 1998 and 1997.

           Statements of Income for the years ended December 31, 1998, 1997 and 1996.

           Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

    (a) 3. Exhibits

        1.A. Form of proposed Selling Brokers' Agreement, incorporated by reference from Pre-Effective
              Amendment No. 2 to Registration Statement on Form
              S-11 filed July 1974.

        3.A.  Amended Certificate and Agreement of Limited
              Partnership, incorporated by reference from Pre-
              Effective Amendment No. 2 on form S-11 filed July
              1974.

        3.B. Amendment to Certificate of Limited Partnership, incorporated by reference from Pre-Effective
              Amendment No. 2 to Registration Statement on Form
              S-11 filed July 1974.

        3.C.  Amendment to certificate of Limited Partnership.
              Incorporated by reference from proxy statement filed September 18, 1991.

        4.A. Subscription agreement incorporated by reference from Pre-Effective Amendment No. 2 to Registration
              Statement on Form S-11 filed July 1974.

        5.A. Opinion and Consent of Counsel, incorporated by reference from Pre-Effective Amendment No. 2 to
              Registration Statement on Form S-11 filed July
              1974.

        8.A. Opinion and Consent of special Tax Counsel, incorporated by reference from Pre-Effective
              Amendment No. 2 to Registration Statement on Form
              S-11 filed July 1974.

      8.B-1  Tax Ruling from the Internal Revenue Service dated
             July 10, 1974, incorporated by reference from Pre-
             Effective Amendment No. 2 to Registration Statement on Form S-11 filed July 1974.

      8.B-2 Supplemental Tax ruling from the Internal Revenue Service dated July 19, 1974, incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July 1974.

      10.A. Correspondence between the Management Company on behalf of the General Partner, with various developers, constituting agreements to invest in local limited partnerships, incorporated by reference from Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 filed July 1974.

      10.B.  Extension of Maturity Date of promissory note dated
             April 18, 1990 on behalf of Elk Grove Village
             Associates by Elk Grove Investors, Ltd.

      16.A. Copy of letter of Price Waterhouse & Co. regarding change in certifying accountant, incorporated by reference from Form 8-K filed July 1976.

      28.A. Letter to investors dated August 28, 1974 regarding status of the offering, incorporated by reference from Post-Effective Amendment No. 1 to Registration
             Statement on Form S-11 filed August 1974.

       28.B. Sticker Supplement dated August 28, 1974 to Prospectus dated July 23, 1974, incorporated by reference from Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed August
             1974.

       28.C. Balance Sheet (unaudited) dated June 30, 1974 of Interfinancial Real Estate Management Company, incorporated by reference from Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed August 1974.

       28.D.  Letters to Subscribers dated January 21, 1975 and
              February 7, 1975 relating to tax reporting information and status of the offering, incorporated by reference from Pre-Effective
              Amendment No. 2 to Registration Statement on Form
              S-11 filed February 1975.

       28.E. Net worth statements by general partners of local limited partnerships, incorporated by reference from Pre-Effective Amendment No. 3 to Registration
              Statement on Form S-11 filed March 1975.

       28.F. Table of limited partnership interests acquired in local distribution entities, incorporated by reference from Form 8-K filed December 1974.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the last quarter of 1998.

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

          (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1974
                        BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date: October 1, 1999   By:          Paul H. Pfleger
                              Paul H. Pfleger
                              President
                              Interfinancial Real Estate Management Company




Date: October 1, 1999   By:           John M. Orehek
                              John M. Orehek
                              Senior Vice President
                              Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:    Paul H. Pfleger                                 October 1, 1999
    Paul H. Pfleger, Director                                  Date
    Interfinancial Real Estate Management Company




By:    John M. Orehek                                   October 1, 1999
     John M. Orehek, Director                                  Date
     Interfinancial Real Estate Management Company.

                URBAN IMPROVEMENT FUND LIMITED - 1974
                          SEATTLE, WASHINGTON

                    ANNUAL REPORT ON FORM 10-K
             ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                     YEAR ENDED December 31, 1998

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)
Form 10-K - Items 14(a)(1) and (2)
Form 10-K - Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited - 1974 are included in Item 8 and Item 14(a)(1)

    Independent auditors' report . . . . . . . . . . . . . . . . .     . F-3

    Balance sheets at December 31, 1998 and 1997 . . . . . . .       . . F-4

    Statements of income (loss)
       for the years ended December 31, 1998, 1997 and 1996. . . . .     F-5

    Statements of changes in partners' capital
       for the years ended December 31, 1998, 1997 and 1996. . . . .     F-5

    Statements of cash flows
       for the years ended December 31, 1998, 1997 and 1996. . . . .     F-6

    Notes to financial statements. . . . . . . . . . . . . . . . .   .   F-7


The following financial statement schedules of Urban Improvement Fund Limited - 1974 are included in Item 14(a)(2) and 14(d):

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

                            INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited - 1974

We have audited the accompanying balance sheets of Urban Improvement Fund Limited - 1974 (a Limited Partnership), as of December 31, 1998 and 1997, and the related statements of changes in partners' capital, income (loss) and cash flows for the years ended December 31, 1998, 1997 and 1996 and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited - 1974 for the years ended December 31, 1998, 1997 and 1996. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of seven of Urban Improvement Fund Limited 1974's investments in local limited partnerships whose combined financial statements are included in Note 4.
These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban's investment in these Partnerships represents zero of total assets at December 31, 1998, 1997 and 1996; and its equity in their operations represents three percent of the net income for 1998, twelve percent of the net income for 1997 and six percent of net income for 1996.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.




Atlanta, Georgia
July 22, 1999

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

BALANCE SHEETS


                                           ASSETS

                                                      December 31,
                                               1998                  1997

Cash and cash equivalents                   $3,818,235            $1,454,456
Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method - Notes 4, 5, 6 and 7
 (Schedules IV and XI)                       1,490,998             1,349,066

                                            $5,309,233            $2,803,522

                              LIABILITIES AND PARTNERS' CAPITAL

Distributions payable                       $    2,096            $    2,096
Accounts payable                                 5,200                   -0-
Management fee payable                          14,255                28,510

Partners' capital - Note 2
 General Partners - 115
 partnership units
  Authorized, issued and outstanding            52,877                27,729

  Limited Partners - 11,404 partnership
   units
    Authorized, issued and outstanding       5,234,805             2,745,187
                                             5,287,682             2,772,916
Commitments and contingent
 liabilities - Note 3
                                            $5,309,233           $2,803,522


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

                                             Year Ended December 31,
                                       1998           1997            1996

Interest income                   $  159,207       $  59,661       $  70,644

Expenses:
 Professional fees                    18,701          17,666          15,024
 Management fees - Note 3             57,020          57,020          57,020
 Incentive management fees            33,250             -0-             -0-
 Amortization of costs of
  acquisition                          3,333            3,333          3,333
 Other expenses                       41,268           33,639          2,971

                                     153,572          111,658         78,348

Income (loss) before equity in
 income (loss) of Local Limited
 Partnerships                          5,635          (51,997)       (7,704)

Equity in income (loss) of
 Local Limited Partnerships -
 Note 4                            2,509,131          298,881       256,509

Net income                       $ 2,514,766      $   246,884   $   248,805

Allocation of net income:
 Net income allocated to
  General Partners               $    25,148      $     2,469   $     2,488
 Net income allocated to
  Limited Partners                 2,489,618          244,415       246,317

                                 $ 2,514,766      $   246,884   $   248,805
Net financial reporting
 income per unit:
  General partnership units
  (115 units outstanding
  allocated to General
  Partner)                       $       218      $        21    $       22
  Limited partnership units
  (11,404 units outstanding
  allocated to Limited
  Partners)                      $       218      $        21    $       22


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                  General          Limited
                                  Partner          Partners          Total

Partners' capital at
 January 1, 1997                $   25,260       $ 2,500,772      $2,526,032
Net income - 1997                    2,469           244,415         246,884
Partners' capital at
 December 31, 1997                  27,729         2,745,187       2,772,916
Net income - 1998                   25,148         2,489,618       2,514,766

Partners' capital at
 December 31, 1998              $   52,877       $ 5,234,805      $5,287,682

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                   1998             1997             1996

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                     $2,514,766      $  246,884       $  248,805
  Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities:
  Amortization of initial
   and rent up fees                   3,333           3,333            3,333
  Increase (decrease) in
  accounts payable                    5,200             (47)              47
  Increase (decrease)
  in management
  fee payable                       (14,255)            -0-           14,257
  Equity in loss (income)
  of Local Limited
  Partnerships                     (220,345)       (298,881)        (256,509)
    Total adjustments              (226,067)       (295,595)        (238,872)
      Net cash provided (used)
        by operating activities   2,288,699         (48,711)           9,933

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Current year distributions         75,080          78,807           60,553
  Net repayments from
  (advances to) Local
  Limited Partnerships                  -0-          29,370           21,343
     Net cash provided by
      investing activities           75,080         108,177           81,896

NET INCREASE IN
 CASH AND CASH
 EQUIVALENTS                      2,363,779          59,466           91,829

CASH BALANCE AT
 BEGINNING OF YEAR                1,454,456       1,394,990        1,303,161

CASH BALANCE
 AT END OF YEAR                  $3,818,235      $1,454,456       $1,394,990

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

  Investment in Local Limited Partnerships

As of December 31, 1998 and 1997, the Partnership had investments in nine active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisi-tions less the Partnership's share in losses since the date of acquisition.
The Partnership discontinues recognizing losses and amortizing cost of acquisi-tion under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnership had an investment in one Limited Partnership that sold its real estate during 1984 (Note 6). This Partnership (Elk Grove Elderly) held a note receivable for a portion of the sales proceeds. The note was paid off during 1998.

The Partnerships' equity in income (loss) of the Local Limited Partnerships is summarized as follows:

                                    1998              1997            1996
 Repayment of advances
 by (advances to)
 Partnerships with
 zero investments:

   Capitol Hill                  $     -0-        $   26,598       $   19,871

 Distributions received
 from Partnerships
 with zero investments:

   51st and King                     7,074             4,766            3,375
   Elk Grove                     2,253,035            15,217           15,217
   Norway House                        -0-               -0-           10,654
   Southern Boulevard II            66,500            24,700              -0-

 Income (loss) from
 investments with
  non-zero investment:

   Notre Dame                      182,522           227,600          207,392

                               $ 2,509,131       $   298,881        $ 256,509

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Part-nership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 2 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                             Year Ended December 31,
                                    1998             1997              1996

Net income (loss)
 for financial
 reporting purposes             $2,514,766       $  246,884        $  248,805

Amortization of initial
 and rent-up fees and
 other costs of acquisition
 capitalized for financial
 reporting purposes and
 previously deducted for
 income tax purposes                 3,333            3,333            3,333

Equity in losses reported
  by Local Limited Partner-
  ships for income tax
  reporting purposes in excess
  of income (losses) for
  financial reporting purposes     706,851          652,520          663,282

Accrual and other
 adjustments for
 financial reporting
 purposes                          (16,636)           3,189           19,370

Net income (loss)
 as reported on
 the federal income
 tax return                    $ 3,208,314       $  905,926       $  934,790

Note 2 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                            Year Ended December 31,
                                    1998            1997              1996

Partners' capital for
 financial reporting
 purposes                      $ 5,287,682      $ 2,772,916       $ 2,526,032

Unamortized portion of
 initial and rent-up
 fees and other costs
 of acquisition capital-
 ized for financial
 reporting purposes
 and previously
 deducted for income
 tax purposes                     (902,357)        (905,690)        (909,023)

Commissions and
 offering expenses
 capitalized for
 income tax purposes
 and charged to capital
 for financial reporting
 purposes                        1,315,039        1,315,039        1,315,039

Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax reporting purposes
 in excess of losses for
 financial reporting
 purposes                      (22,662,587)     (23,369,438)     (24,005,801)

Accrual and other
 adjustments for
 financial reporting
 purposes                           36,335           52,971           33,625

Partners' capital
 (deficit) as
 reported on the
 federal income
 tax return                   $(16,925,888)    $(20,134,202)    $(21,040,128)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interest in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 1998, 1997 and 1996, the minimum annual management fee of $57,020 was earned and recorded as an expense of the Partnership. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes.
No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The Partnership also paid an incentive management fee of $33,250 to one of the local limited partnership's general partnership. The incentive fee was equal to fifty percent of the distributable cash flow to the Partnership.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1998, 1997 or 1996. In addition, as shown in the following table, PSI has become the General Partner in three of the Local Limited Partnerships in which the Partnership has or had investments:

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

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                              Equity In
                           Capital              Income
                        Contributions          (Losses)           Subtotal
December 31, 1998:
Capitol Hill             $  277,900         $   (729,125)      $   (451,225)
Community Apts.             287,244           (1,212,667)          (925,423)
51st & King Drive           180,508             (679,659)          (499,151)
Met-Paca II               1,219,550           (5,183,296)        (3,963,746)
Monatiquot Village          940,000           (9,308,751)        (8,368,751)
Norway Housing           (1,053,606)             370,602           (683,004)
Notre Dame                  216,615            1,214,790          1,431,405

Southern Boulevard II       497,264           (2,235,967)        (1,738,703)
Weyerbacher Terrace         703,080           (2,455,520)        (1,752,440)

                         $3,268,555         $(20,219,593)       $(16,951,038)

                           Losses Not                  Costs of
                            Recorded                 Acquisition
                            (Note 1)     Advances     (Note 1)        Total
December 31, 1998:
Capitol Hill             $   236,610    $ 150,633    $  63,982       $   -0-
Community Apts.              870,497          -0-       54,926           -0-
51st & King Drive            452,181          -0-       46,970           -0-
Met-Paca II                3,832,414          -0-      131,332           -0-
Monatiquot Village         8,083,086          -0-      285,665           -0-
Norway Housing               652,477          -0-       30,527           -0-
Notre Dame                       -0-        2,501       57,093     1,490,999
Southern Boulevard II      1,634,311          -0-      104,392           -0-
Weyerbacher Terrace        1,624,972          -0-      127,468           -0-

                         $17,386,548    $ 153,134    $ 902,355     $1,490,999

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

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1998 and 1997, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1998, 1997 and 1996, are summarized as follows:

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                                 Assets

                                                  December 31,
                                         1998                     1997

Cash                                $  1,188,256               $ 1,207,917
Cash in escrow and other
 restricted funds                      4,681,614                 4,497,543
Accounts receivable                      377,838                   304,643
Prepaid expenses                         547,813                   544,078
Other assets (net of
 accumulated amortization)               271,242                   275,442
                                       7,066,673                 6,829,623

Property on the basis of cost:
  Land                                 1,645,981                 1,637,381
  Buildings and improvements          50,918,793                50,144,891
                                      52,564,774                51,782,272
  Less accumulated depreciation      (41,565,354)              (40,287,794)
                                      10,999,420                11,494,478

                                    $ 18,066,093               $18,324,101

                         Liabilities and Partners' Capital (Deficit)

Mortgage notes payable              $ 30,691,987               $ 31,781,655
Accounts payable and
 accrued expenses                      1,324,127                  1,403,802
Notes payable                          4,795,501                  4,354,660
Advances from Urban Improvement
 Fund Limited - 1974                     153,134                    153,134
Tenants' security and
 other deposits                          425,938                    415,849
                                      37,390,687                 38,109,100

Partners' capital (deficit)
 per accompanying statements         (19,324,594)               (19,784,999)

                                    $ 18,066,093               $ 18,324,101

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

                                             December 31,
                                1998             1997              1996
Revenue:
 Net rental income          $12,235,410      $12,169,958        $12,423,399
 Financial income               342,183          439,839            412,522
 Other income                   255,072          335,088            108,247
                             12,832,665       12,944,885         12,944,168
Expenses:
 Administrative               2,429,293        2,084,812          2,118,987
 Utilities                    2,053,968        2,375,107          2,341,588
 Operating                    3,255,656        3,189,805          3,347,357
 Taxes and insurance          1,475,794        1,576,715          1,552,464
  Total Operating Expenses    9,214,711        9,226,439          9,360,396

Net Operating Income          3,617,954        3,718,446          3,583,772

Non-operating (income)
 expenses:
  Financial expenses          1,705,620        1,721,987          1,753,314
  Depreciation expense        1,302,510        1,316,907          1,503,842
  Other expenses                 34,270           35,225             24,302
  Proceeds from sale
   of Elk Grove              (4,506,070)             -0-                -0-
                             (1,463,670)       3,074,119          3,281,458

Net income                  $ 5,081,624      $   644,327        $   302,314

Amortization of capitalized interest was $44,436 in 1998, 1997 and 1996.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                          Urban
                       Improvement     Other
                          Fund        Limited      General
                         Limited      Partners     Partners        Total
Partners capital
 (deficit) at
 January 1, 1996       $(18,163,091)  $ (2,834)  $(2,382,454)  $(20,548,379)

Net income - 1996           297,216        335         4,763        302,314

Distributions - 1996        (60,553)       -0-          (658)       (61,211)

Partners capital
 (deficit) at
 December 31, 1996      (17,926,428)     (2,499)   (2,378,349)   (20,307,276)

Net income - 1997           608,198         287        35,842        644,327

Distributions - 1997        (78,807)        -0-       (43,243)      (122,050)

Partners capital
 (deficit) at
 December 31, 1997      (17,397,037)     (2,212)   (2,385,750)   (19,784,999)

Net income - 1998         2,809,865         296     2,271,463      5,081,624

Distributions - 1998     (2,363,866)        -0-    (2,257,353)    (4,621,219)

Partners capital
 (deficit) at
 December 31, 1998     $(16,951,038)   $ (1,916)  $(2,371,640)  $(19,324,594)

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                                  December 31,
                                      1998            1997           1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                      $5,081,624       $  644,327     $  302,314
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation                    1,302,510        1,316,907      1,503,842
   Increase in receivables,
   escrows, restricted
   deposits, prepaid
   expenses and other
   assets                           (281,751)        (452,223)     (335,714)
  Increase (decrease) in
   accounts payable,
   accrued expenses,
   notes payable and
   tenant security
   deposit liability                 (69,586)         232,181      (164,171)
    Total adjustments                951,173        1,096,865     1,003,957
       Net cash provided by
        operating activities       6,032,797        1,741,192     1,306,271

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures              (782,412)        (939,231)     (526,994)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Mortgage principal
  payments                        (1,089,668)      (1,024,665)   (1,226,989)
  Increase in notes
  payable                            440,841          406,696       371,628
  Distributions paid              (4,621,219)        (122,050)      (61,211)
  Advances from
  (repayments to)
  affiliates - net                       -0-           (8,199)      (13,674)
     Net cash used by financing
       activities                 (5,270,046)        (748,218)     (930,246)

INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                    (19,661)          53,743      (150,969)

CASH BALANCE AT
 BEGINNING OF YEAR                 1,207,917        1,154,174     1,305,143

CASH BALANCE AT
  END OF YEAR                    $ 1,188,256      $ 1,207,917   $ 1,154,174


SUPPLEMENTAL INFORMATION REGARDING
 INTEREST PAYMENTS IS AS FOLLOWS:
  Interest paid, net
   of subsidy                    $   917,371      $ 1,157,659   $ 1,274,606

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between the combined net income (loss) for financial reporting purposes and the combined income (loss) for income tax reporting purposes follows:

                                                   December 31,
                                     1998              1997            1996
Combined net income
 (loss) for financial
 reporting purposes             $  5,081,624       $  644,327      $  302,314
Excess of depreciation
 for financial reporting
 purposes over depreciation
 for tax reporting purposes          270,947          397,834         439,323
Accrual adjustments for
 financial reporting purposes         (5,354)         (45,732)         27,285
Combined net income
 (loss) for income tax
 purposes as reported
 on the federal income
 tax returns                     $ 5,347,217      $   996,429     $   768,922

A reconciliation between combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                             December 31,
                                1998             1997               1996
Combined partners
 capital (deficit)
 for financial
 reporting purposes         $(19,324,594)     $(19,784,999)     $(20,307,276)

Carrying costs
 during construction
 capitalized for
 financial reporting
 purposes, excess
 of depreciation
 for tax reporting
 purposes over
 depreciation for
 financial reporting
 purposes and
 accrual adjustments
 for financial reporting
 purposes                     (2,393,259)       (2,669,638)       (2,869,058)

Combined partners'
 capital (deficit)
 as reported on the
 federal income
 tax returns                $(21,717,853)      $(22,454,637)    $(23,176,334)

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

Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts
Housing Finance Agency (MHFA) totaling $30,691,987 at December 31, 1998 ($19,935,876 by HUD and $10,756,111 by MFHA) and $31,781,655 at December 31,
1997 ($20,517,357 by HUD and $11,264,298 by MFHA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates of seven to nine percent per annum. The mortgages are payable in monthly install-ments of principal and interest of approximately $269,000 over periods of forty years. HUD makes interest reduction payments on the mortgages insured under
Section 236 in amounts which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                     Year Ended December 31,                    Amount

                              1999                           $ 1,139,749
                              2000                             1,197,104
                              2001                               963,211
                              2002                             1,035,020
                              2003                             1,112,114
                              Beyond                          25,244,789

                                                             $30,691,987

National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies.
As of December 31, 1998, approximately $2,295,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

All of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1998, the Local Limited Partnerships received approximately $5,500,000 in rent supplement and
Section 8 funds.

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

The final installment is due on December 31, 1999 along with accrued interest. Interest will continue to accrue at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow in excess of $10,000. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For each of the years ended December 31, 1997 and 1996, the Partnership received and recorded interest income of $15,217. During 1998, with the consent of the Part-nership, Elk Grove Village Associates agreed to discount the note to accept $4,500,000 in full satisfaction of the note and accrued interest. This resulted in a discount of approximately $3,520,000.

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

The MHFA required that approximately $348,000 be retained as debt service and operating reserves controlled by MHFA. $2,841,242, the amount paid to MHFA was of current requirements. Payment of these funds to MHFA has been treated as a charge against operations for financial and tax reporting purposes.

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

Note 8 - Year 2000 Risk Assessment and Action Plan

The Partnership is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including, among other things, a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Partnership are not dependent upon the successful operation on a daily basis of its computer software programs. The Partnership relies upon software purchased from third-party vendors rather than internally-generated software. In its analysis of software, and based upon its ongoing discussions with these vendors, a plan of action has been put in place by the Partnership to minimize its risk exposure to the Year 2000 Problem. The properties that the Partnership has invested in may be dependent upon the successful operation on a daily basis of its computer software programs. The Partnership has not been informed by any of these properties that they are not Year 2000 compliant.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES


                                                December 31,
                                     Change                  Change
                            1998      1998       1997         1997        1996

Advances to (repayments
 from) local limited
 partnerships:

  Capitol Hill          $ 150,633   $   -0-   $ 150,633   $(26,598)  $ 177,231
  Notre Dame                2,501       -0-       2,501     (2,777)      5,278

                        $ 153,134   $   -0-   $ 153,134   $(29,375)  $ 182,509

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

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS

December 31, 1998


                                                  Outstanding
                     Description                    Mortgage
Partnership/Location             No. of Units        Balance          Land
Capitol Hill Associates
  Denver, Colorado              121 apartments     $ 1,763,727    $   309,590

Community Apartments, Ltd.
  Cleveland, OH                 148 apartments       1,273,779        182,031

51st and King Drive
  Chicago, IL                    96 apartments       1,424,397        100,858

Met-Paca II Associates
  New York, New York            192 apartments       5,002,095        205,597

Monatiquot Village Associates
  Braintree, MA                 324 apartments       7,228,163        393,928

Norway Housing Associates
  Boston, MA                    136 apartments       3,527,948        150,026

Notre Dame
  San Francisco, CA             205 apartments       3,266,443        244,847

Southern Boulevard II
  New York, New York            175 apartments       3,283,309         37,441

Weyerbacher Terrace
  Indianapolis, IN              296 apartments       3,922,126         21,663
                                                   $30,691,987    $ 1,645,981

                                 Buildings
                                    and                         Accumulated
Partnership/Location           Improvement         Total        Depreciation
Capitol Hill Associates
  Denver, Colorado               $2,363,156      $2,672,746     $(1,786,041)

Community Apartments, Ltd.
  Cleveland, OH                   2,075,954       2,257,985      (1,947,195)

51st and King Drive
  Chicago, IL                     2,652,002       2,752,860      (2,352,169)

Met-Paca II Associates
  New York, New York              7,679,235       7,884,832      (7,462,196)

Monatiquot Village Associates
  Braintree, MA                  11,915,849      12,309,777      (9,919,184)

Norway Housing Associates
  Boston, MA                      3,331,715       3,481,741      (3,098,840)

Notre Dame
  San Francisco, CA               6,839,694       7,084,541      (3,579,979)

Southern Boulevard II
  New York, New York              6,501,036       6,538,477      (5,863,343)

Weyerbacher Terrace
  Indianapolis, IN                7,560,062       7,581,725      (5,556,407)

                                $50,918,703     $52,564,684    $(41,565,354)

                                                              Life over which
                                                               Depreciation
                                                                in Latest
                                    Date of                       Income
                                 Completion of        Date       Statement
Partnership/Location             Construction       Acquired    is Computed

Capitol Hill Associates
  Denver, Colorado                    1975             1974      5-25 years
Community Apartments, Ltd.
  Cleveland, OH                       1975             1974     15-25 years
51st and King Drive
  Chicago, IL                         1975             1974        15 years
Met-Paca II Associates
  New York, New York                  1976             1974     7-27.5 years
Monatiquot Village Associates
  Braintree, MA                       1975             1974      4-40 years
Norway Housing Associates
  Boston, MA                          1975             1974      3-25 years
Notre Dame
  San Francisco, CA                   1976             1974      5-40 years
Southern Boulevard II
  New York, New York                  1975             1974      7-27.5 years
Weyerbacher Terrace
  Indianapolis, IN                    1976             1974      5-30 years

                                     Building and                Accumulated
                             Land    Improvements      Cost      Depreciation
Balance at
 January 1, 1997         $1,637,381  $49,259,098   $50,896,479   $39,024,325
  Additions                     -0-      939,231       939,231     1,316,907
  Deletions                     -0-      (53,438)      (53,438)      (53,438)

Balance at
 December 31, 1997        1,637,381   50,144,891    51,782,272    40,287,794
  Additions                   8,600      798,762       807,362     1,302,510
  Deletions                     -0-      (24,950)      (24,950)      (24,950)

Balance at
 December 31, 1998       $1,645,981  $50,918,703   $52,564,684   $41,565,354


NOTE:   Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and buildings for federal income tax purposes is approximately $49,000,000.