Form 10-Q
period 1999-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 1999-12-07
CIK 102343

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-Q

[   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

                           PART I - FINANCIAL INFORMATION

                            Item 1 - Financial Statements

                                    BALANCE SHEETS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                             (A Limited Partnership)

                                     ASSETS

                                  September 30,             December 31,
                                      1999                      1998

Cash and cash equivalents            $2,275,406              $3,818,235
Receivable from affiliates               15,000                     -0-
Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity method   1,599,419               1,490,998

     Total Assets                    $3,889,825              $5,309,233


                                          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                     $   13,200              $    5,200
Management fee payable                      -0-                  14,255
Distribution payable                      2,096                   2,096
                                         15,296                  21,551

Partners' Capital:
 General Partner - 115 Partnership
 units authorized, issued and
 outstanding                             38,757                  52,877

 Limited Partners - 11,404 Partnership
  units authorized, issued and
  outstanding                         3,835,772               5,234,805
                                      3,874,529               5,287,682

Total Liabilities and Partners'
 Capital                             $3,889,825              $5,309,233

Unaudited.  See accompanying notes.

                        CAPITALIZATION AND PARTNERS' CAPITAL

                        URBAN IMPROVEMENT FUND LIMITED - 1974
                              (A Limited Partnership)


                                   September 30,             December 31,
                                       1999                     1998
General Partner Interest - 115
 Partnership units issued and
 outstanding                       $   115,192             $   115,192

Limited Partners' Interest - 11,404
 Partnership units issued and
 outstanding                        11,404,000              11,404,000
                                    11,519,192              11,519,192

Offering Expenses                   (1,315,039)             (1,315,039)

Distributions to Partners           (2,681,501)             (1,181,501)

Accumulated loss through
 December 31, 1998                  (3,734,970)             (3,734,970)

Income for nine-month period
 ended September 30, 1999               86,847                     -0-
                                    (3,648,123)             (3,734,970)

Partners' Capital at End of
 Period                            $ 3,874,529             $ 5,287,682

Unaudited.  See accompanying notes.

                                 STATEMENTS OF INCOME
                        URBAN IMPROVEMENT FUND LIMITED - 1974
                                (A Limited Partnership)

                         For the Three-Month        For the Nine-month
                             Period Ended               Period Ended
                             September 30,              September 30,
                          1999         1998         1999          1998

Revenues             $   27,668     $   50,224    $112,777      $ 111,786

Other income              2,000            -0-       2,000            -0-
                         29,668         50,224     114,777        111,786

Cost and expenses:

 Taxes and licenses         -0-          2,075         -0-         34,634

 Professional fees        5,000          6,651      15,000         13,502

 Management fee          14,255         14,255      42,765          42,765

 Other expenses             373            914      71,200           1,225

 Amortization               833            833       2,499           2,499
                         20,461         24,728     131,464          94,625

Income (Loss) before
 equity of Local
 Limited Partnerships     9,207          25,496    (16,687)         17,161
Equity in net income
 of Local Limited
 Partnerships            (4,370)         90,150    103,534       2,464,058

Net Income           $    4,837       $ 115,646  $  86,847      $2,481,219

Allocation of net income:

 Net income allocated
 to General Partner  $       48       $   1,156   $    868      $   24,812

 Net income allocated
 to Limited Partners      4,789         114,490     85,979       2,456,407

                     $    4,837       $ 115,646   $ 86,847      $2,481,219

Net income allocated
 to Limited Partners
 per Limited Partner-
 ships Unit (11,404
 units outstanding
 at September 30,
 1999 and 1998)       $      -0-       $     10    $     8      $      215


Unaudited.  See accompanying notes.

                      STATEMENTS OF CASH FLOWS

                URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                               For the Three-Month       For the Nine-month
                                  Period Ended              Period Ended
                                  September 30,             September 30,
                               1999          1998        1999           1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                $   4,837      $115,646   $   86,847   $2,481,219
  Adjustments to reconcile net
   income to net cash used by
   operating activities:
    Amortization of initial
    and rent-up fees              833           833        2,499        2,499
    Equity in net income of
     local limited partner-
     ships                      4,370       (90,150)    (103,534)  (2,464,058)
    Increase in receivable
     from affiliate               -0-           -0-      (15,000)         -0-
    Increase (decrease) in
    trade accounts payable
    and accrued management
    fees                        3,200         (6,350)     (6,255)     (28,509)
      Total adjustments         8,403        (95,667)   (122,290)  (2,490,068)
        Net cash used by
        operating activities   13,240         19,979     (35,443)      (8,849)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Distributions received        23,470         33,250      30,545    2,330,613

 Distributions paid        (1,500,000)           -0-  (1,500,000)         -0-

 Net advances repaid by
  limited partnerships        (47,500)        (4,500)    (37,931)      (4,500)

Net cash provided by
investing  activities      (1,524,030)        28,750   (1,507,386)  2,326,113

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS               (1,510,790)        48,729   (1,542,829)  2,317,264

CASH BALANCE AT
 BEGINNING OF
 PERIOD                     3,786,196      3,722,991    3,818,235   1,454,456

CASH BALANCE AT
 END OF PERIOD            $ 2,275,406     $3,771,720  $ 2,275,406  $3,771,720


Unaudited.  See accompanying notes.

                      NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                 September 30, 1999

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

Note 2 - Method of accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discon-tinued when the investment is reduced to zero.

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

                                                            Date PSI Became
                   Local Limited Partnership                General Partner

                      Notre Dame Apartments                   March 1977
                      Capitol Hill Associates                 December 1978

Note 3 - Investments in Local Limited Partnerships - As of September 30, 1999 and 1998, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.

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

                             September 30, 1999            December 31, 1998

Capital contributions            $ 6,226,304                  $ 6,226,304

Distributions                     (2,988,293)                  (2,957,749)

Equity in losses                  (2,729,514)                   (2,833,046)

Advances                             191,064                       153,134

Unamortized costs
 of acquisitions                     899,858                       902,355

                                 $ 1,599,419                   $ 1,490,998


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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $42,765 for the nine months ended September 30, 1999 and 1998.

The components of the Partnership's equity in income of the Local Limited Partnerships for September 30, 1999 and 1998, is summarized as follows:

                           For the Three-Month          For the Nine-month
                              Period Ended                 Period Ended
                              September 30,                September 30,
                           1999          1998           1999          1998

Income from investments
 with  non-zero investment:
  Notre Dame           $  45,630       $ 56,900      $ 136,890      $ 170,700

Repayment from (advances
 to) partnerships with
 zero investment:
  Capitol Hill           (50,000)           -0-        (40,430)           -0-
                         (50,000)           -0-        (40,430)           -0-

Distribution received
 from partnerships with
 zero investment:
  51st and King Drive        -0-             -0-         7,074          7,073
  Elk Grove                  -0-             -0-           -0-      2,253,035
  Southern Boulevard         -0-          33,250           -0-         33,250
                             -0-          33,250         7,074      2,293,358

                         $ (4,370)      $ 90,150     $ 103,534     $2,464,058

                               PART II - OTHER INFORMATION




Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1999.

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



                                 URBAN IMPROVEMENT FUND LIMITED - 1974
                                              (Registrant)
                                 By:  Interfinancial Real Estate Management
                                      Company, General Partner



Date   December 7, 1999                       Michael Fulbright
                                                 (Signature)
                                     By:  Michael Fulbright, Secretary



Date   December 7, 1999                         John M. Orehek
                                                  (Signature)
                                 By:  John M. Orehek, Senior Vice President