Form 10-K
period 1999-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2000-10-12
CIK 102343

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                         FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999: No established market value.

                           PART I
Item 1.  Business
  (a)   General Development of Business   Urban Improvement Fund
Limited 1974, a California limited partnership (the "Registrant"), was formed in 1974 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant originally acquired equity interests as a limited partner in twelve (12) such LLPs. The Elk Grove Village property was sold through a resyndication in 1984. The Elk Grove Village partnership is still in existence with a note receivable for the sales proceeds of the property. The TDC & Associates property was donated in December 1985 to the Tenant's Development Association. The Logan-Washington Associates property foreclosed in 1993. The remaining nine (9) properties are described in Item 2 hereof.

  (b)   Financial Information about Industry Segment - The
Registrant is engaged in only one line of business.

  (c) Narrative Description of Business - The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects. The outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

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

Item 2.  Properties.

The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1999:

                                                         1999
                                               No. of  Percent of
Name                             Type          Units    Occupancy

Weyerbacher Terrace
 Associates
Indianapolis, IN              236 Rehab.         296      85%

Capitol Hill Associates
Denver, CO                    236 Rehab.         121      96%

Community Apartments Ltd.
Cleveland, OH                 221 (d)(3) Rehab.  148      97%

51st and King Drive
Partnership
Chicago, IL                   236 Rehab.          96      99%

Met-Paca II Associates
New York, NY                  236 Rehab.         192      98%

Monatiquot Village
Associates
Braintree, MA                 MHFA-New*          324      83%

Norway Housing
Associates
Boston, MA                    MHFA-Rehab.*       136      99%

Notre Dame
 Apartments
San Francisco, CA             236 Rehab.         205      95%

Southern Boulevard
Partners II
New York, NY                  236 Rehab.         175      99%

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
<PAGE.

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

  (c)  Dividends - The Partnership made distributions of
$1,500,000 during 1999. There were no distributions to partners during 1998, 1997, 1996 and 1995.

Item 6.  Selected Financial Data
These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

                                       Year Ended December 31,
                         1999        1998        1997       1996        1995

Interest income      $  127,651  $  159,207   $  59,661   $ 70,644    $ 31,093
Expenses:
 Professional fees       20,200      18,701      17,666     15,024      14,078
 Management fee          57,020      57,020      57,020     57,020      57,020
 Incentive
 management fees            -0-      33,250         -0-        -0-         -0-
 Amortization of
 costs of
 acquisition              3,333       3,333       3,333      3,333       3,333
 Other expenses          70,446      41,268      33,639      2,971       4,185
                        150,999     153,572     111,658     78,348      78,616

Income (loss)
 before equity
 in income (loss)
 of Local
 Limited
 Partnerships           (23,348)      5,635     (51,997)    (7,704)    (47,523)

Equity in
 income (loss)
 of Local Limited
 Partnerships           163,843   2,509,131      98,881    256,509  (1,186,846)

Net income (loss)     $ 140,495  $2,514,766   $ 246,884  $ 248,805 $(1,234,369)

Allocation of net
income (loss):
 Net income (loss)
 allocated to
 General Partner          1,405      25,148       2,469      2,488     (12,344)

 Net income (loss)
 allocated to
 Limited Partners       139,090   2,489,618     244,415    246,317  (1,222,025)

                     $  140,495  $2,514,766  $  246,884 $  248,805 $(1,234,369)

Net financial
reporting income
(loss) per units:
 General partnership
 units (115 units
  outstanding
 allocated to General
 Partner)            $       12  $      218  $       21 $       22 $      (107)
 Limited Partnership
 units (11,404 units
 outstanding
 allocated to
 Limited
 Partners)           $       12  $      218  $       21 $       22 $      (107)

Total Assets         $3,944,528  $5,309,233  $2,803,522 $2,556,685 $ 2,293,578

Long-term
 obligations         $      -0-  $      -0-  $      -0- $      -0- $      -0-

Cash distributions   $      -0-  $      -0-  $      -0- $      -0- $      -0-

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

                        1999       1998        1997      1996        1995
Urban's share of
 distributions       $ 82,794  $2,363,866  $  78,807  $  60,553    $1,290,551

Advances
 (made to)
 repaid by
 Local Limited
 Partnerships        $ 37,931  $      -0-  $  29,730  $  21,343   $   (1,890)

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020.) The Partnership recorded management fee expense of $57,020 per year from 1995 through 1999. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attrib-utable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

During 1998, the Partnership also paid an incentive management fee of $33,250 to one of the local limited partnership's general partnership. The incentive fee was equal to fifty percent of the distributable cash flow to the Partner-ship.

At December 31, 1999, the Partnership had investments in nine active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discon-tinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partner-ship. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of the Elk Grove Village Partnership was sold during 1984. The Partnership had a note receivable that was paid off during 1998. The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1999, 1998 and 1997 is summarized as follows:

                                    1999             1998               1997

Net repayments of advances
 by (advances to) Partnerships
 with zero investments:
  Capitol Hill                  $  (40,430)     $        -0-      $    26,598

Distributions received from
 Partnerships with  zero
 investments:
  51st and King                      7,074             7,074            4,766
  Elk Grove Village                    -0-         2,253,035           15,217
  Southern Boulevard III            52,250            66,500           24,700

Income (loss) from
 investments with
 non-zero investment:
  Notre Dame                       144,949           182,522          227,600

                               $   163,843       $ 2,509,131       $  298,881

The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partner-ships is dependent on subsidy. The rents have increased for inflation and operating costs. In recent years, several Local Limited Partnerships increased operating expenses to fund repairs and maintenance on the projects. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of the profitable operations of these projects.

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

Accordingly, if the properties are sold, the Partnership may recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments are made, it is likely that the acquired properties will be conventional, multi-family residential projects. During February 2000, Monatiquot Village Associates exchanged its real estate in a tax free exchange. Urban's share of the proceeds was $2,500,000. In addition, Urban contributed an additional $2,347,154 to Monatiquot Village Associates to fund the purchase of the exchange property. The exchange property was a 460-unit complex in Santa Maria, California.

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

          Name               Age                       Office

    Paul H. Pfleger          64              Director/President
    John M. Orehek           45              Director/Senior Vice President

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

                  Name                Age                    Office

            Paul H. Pfleger            64            Chairman of the Board
            John M. Orehek             45            Senior Vice President
            Michael Fulbright          45            Secretary

    (c)  The Registrant has no employees.
    (d) There are no family relationships between any directors or executive officers.
    (e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, President/Director. Mr. Pfleger organized and was Chairman of the Board of Security Properties Inc. (formerly Security Pacific, Inc.)
from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security Properties Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of previ-ously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has maintained his dual status since that time.

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

           Balance Sheets at December 31, 1999 and 1998.

           Statements of Income for the years ended
            December 31, 1999, 1998 and 1997.

           Statements of Changes in Partners' Capital for the years ended
            December 31, 1999, 1998 and 1997.

           Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

      28.F. Table of limited partnership interests acquired in local distri-bution entities, incorporated by reference from Form 8-K filed December 1974.

   (b) Reports on Form 8-K

       There were no reports on Form 8-K filed during the last quarter of 1999.

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




Date:   October 12, 2000     By:           Paul H. Pfleger

                               Paul H. Pfleger
                               President
                               Interfinancial Real Estate Management Company


Date:  October 12, 2000      By:           John M. Orehek
                               John M. Orehek
                               Senior Vice President
                               Interfinancial Real Estate Management Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:        Paul H. Pfleger                               October 12, 2000
     Paul H. Pfleger, Director                                 Date
     Interfinancial Real Estate Management Company




By:        John M. Orehek                                 October 12, 2000
     John M. Orehek, Director                                   Date
     Interfinancial Real Estate Management Company.

              URBAN IMPROVEMENT FUND LIMITED - 1974
                      SEATTLE, WASHINGTON

                     ANNUAL REPORT ON FORM 10-K
               ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                     YEAR ENDED DECEMBER 31, 1999

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)
Form 10-K - Item 8
Form 10-K - Items 14(a)(1) and (2)
Form 10-K - Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund
Limited - 1974 are included in Item 8 and Item 14(a)(1)

    Independent Auditors' Report . . . . . . . . . . . . . . . . .. F-3

    Balance Sheets at December 31, 1999 and 1998 . . . . . . . . .. F-4

    Statements of Income
       for the Years Ended December 31, 1999, 1998 and 1997.. ..    F-5

    Statements of Changes in Partners' Capital
       for the Years Ended December 31, 1999, 1998 and 1997. ...     F-6

    Statements of Cash Flows
       for the Years Ended December 31, 1999, 1998 and 1997. . ..    F-7

    Notes to Financial Statements. . . . . . . . . . . . . . . .   . F-8


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

                        INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited - 1974

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited 1974 (a Limited Partnership), as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997 and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited - 1974 for the years ended December 31, 1999,
1998 and 1997. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements
of seven of Urban Improvement Fund Limited   1974's investments in local
limited partnerships whose combined financial statements are included in
Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban's investment in these Partnerships represents zero of total assets at December 31, 1999, 1998 and 1997; and its equity in their operations represents zero percent of the net income for 1999, three percent of the net income for 1998, twelve percent of the net income for 1997.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.



Atlanta, Georgia
July 11, 2000

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

BALANCE SHEETS


                                                      ASSETS

                                                    December 31,
                                              1999                1998

Cash and cash equivalents                 $1,723,113            $3,818,235
Due from affiliates                           42,521                   -0-
Distributions receivable                      52,250                   -0-
Deposits                                     520,000                   -0-
Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method -
 Notes 4, 5, 6 and 7
 (Schedules IV and XI)                     1,606,644             1,490,998

                                          $3,944,528            $5,309,233


                   LIABILITIES AND PARTNERS' CAPITAL

Distributions payable                     $    2,096            $     2,096
Accounts payable                                 -0-                  5,200
Management fee payable                        14,255                 14,255
                                              16,351                 21,551
Partners' capital - Note 2
 General Partners - 115
 partnership units
 Authorized, issued and
 outstanding                                  39,282                52,877

 Limited Partners - 11,404
 partnership units
 Authorized, issued
 and outstanding                           3,888,895             5,234,805
                                           3,928,177             5,287,682
Commitments and
 contingent liabilities - Note 3
                                          $3,944,528            $5,309,233

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF INCOME

                                           Year Ended  December 31,
                                      1999            1998           1997

Interest income                  $   127,651     $   159,207     $    59,661

Expenses:
 Professional fees                    20,200          18,701          17,666
 Management fees - Note 3             57,020          57,020          57,020
 Incentive management fees               -0-          33,250             -0-
 Amortization of costs of
 acquisition                           3,333           3,333           3,333
  Other expenses                      70,446          41,268          33,639

                                     150,999         153,572         111,658

Income (loss) before
 equity in income (loss)
 of Local Limited
 Partnerships                        (23,348)          5,635         (51,997)

Equity in income
 (loss) of Local
 Limited Partnerships - Note 4       163,843        2,509,131        298,881

Net income                       $   140,495      $ 2,514,766    $   246,884

Allocation of net income:
  Net income allocated to
  General Partners               $     1,405      $    25,148    $     2,469
 Net income
 allocated to
 Limited Partners                    139,090        2,489,618        244,415

                                 $   140,495      $ 2,514,766    $   246,884
Net financial reporting
 income per unit:
  General partnership units (115
  units outstanding allocated
  to General Partner)            $        12      $       218    $        21
 Limited partnership units
 (11,404 units outstanding
 allocated to Limited
 Partners)                       $        12      $       218    $        21


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                            General             Limited
                            Partner             Partners            Total
Partner's capital
 at January 1, 1997     $    25,260           $ 2,500,772         $2,526,032
Net income - 1997             2,469               244,415            246,884

Partners' capital at
 December 31, 1997           27,729             2,745,187          2,772,916
Net income - 1998            25,148             2,489,618          2,514,766

Partners' capital at
 December 31, 1998           52,877             5,234,805          5,287,682
Net income - 1999             1,405               139,090            140,495
Distributions - 1999        (15,000)           (1,485,000)        (1,500,000)

Partners' capital at
 December 31, 1999      $    39,282           $ 3,888,895        $ 3,928,177


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS


                                           Year Ended December 31,
                                      1999           1998           1997
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income                         $ 140,495     $2,514,766      $  246,884
 Adjustments to reconcile
 net income  to net cash
 provided (used) by
operating activities:
 Amortization of initial
 and rent up fees                       3,333          3,333           3,333
 Increase in advances
 to affiliates and
 distributions receivable             (94,771)           -0-             -0-
 Increase (decrease) in
 accounts payable                      (5,200)         5,200             (47)
 Decrease) in
management fee
 payable                                  -0-        (14,255)            -0-
 Equity in income
 of Local Limited
 Partnerships                        (111,593)      (220,345)       (298,881)
 Total adjustments                   (208,231)      (226,067)       (295,595)
 Net cash provided
 (used) by operating
 activities                           (67,736)     2,288,699         (48,711)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Deposit on investment               (520,000)           -0-             -0-
 Distributions from Local
 Limited Partnerships                  30,544         75,080          78,807
 Net repayments from
 (advances to) Local
 Limited Partnerships                 (37,930)           -0-          29,370
 Net cash provided (used)
 by investing activities             (527,386)        75,080         108,177

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Distributions to Partners         (1,500,000)           -0-             -0-
  Net cash used by financing
  activities                       (1,500,000)           -0-             -0-

NET INCREASE IN
 CASH AND CASH
 EQUIVALENTS                       (2,095,122)     2,363,779          59,466

CASH BALANCE AT
 BEGINNING OF YEAR                  3,818,235      1,454,456       1,394,990

CASH BALANCE AT
 END OF YEAR                       $1,723,113     $3,818,235      $1,454,456

The Notes to Financial Statements are an integral part of these Statements.

Note 1 - Organization and Accounting Policies

  Organization

Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Inter-financial Real Estate Management Company (the General Partner).

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

  Investment in Local Limited Partnerships

As of December 31, 1999 and 1998, the Partnership had investments in nine active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a partic-ular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repay-ment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recog-nized as losses.

Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amorti-zation is discontinued when the investment is reduced to zero.

The Partnership had an investment in one Limited Partnership that sold its real estate during 1984 (Note 6). This Partnership (Elk Grove Elderly) held a note receivable for a portion of the sales proceeds. The note was paid off during 1998.

The Partnerships' equity in income (loss) of the Local Limited Partnerships is summarized as follows:

                                     1999           1998           1997
  Repayment of
 advances by
 (advances to)
 Partnerships with
 zero investments:
  Capitol Hill                 $   (40,430)    $       -0-     $    26,598

 Distributions received
 from Partnerships
 with zero investments:
  51st and King                      7,074           7,074           4,766
  Elk Grove                            -0-       2,253,035          15,217
  Southern Boulevard II             52,250          66,500          24,700

 Income (loss) from
 investments with
 non-zero investment:
  Notre Dame                       144,949         182,522         227,600

                               $   163,843     $ 2,509,131      $  298,881

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

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 2 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                         Year Ended December 31,
                                  1999            1998               1997
Net income (loss)  for
 financial reporting
 purposes                     $ 140,495        $2,514,766         $  246,884

Amortization of
 initial and rent-up
 fees and other costs
 of acquisition
 capitalized for
 financial reporting
  purposes and
 previously deducted
 for income tax purposes          3,333             3,333             3,333

Equity in losses
 reported by Local
 Limited Partnerships
 for income tax reporting
 purposes in excess
 of income (losses)
 for financial reporting
 purposes                       689,112           706,851           652,520

Accrual and other
 adjustments for
 financial reporting
 purposes                           -0-           (16,636)            3,189

Net income (loss)
 as reported on the
 federal income tax return   $  832,940        $3,208,314        $  905,926

Note 2 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                          Year Ended December 31,
                                   1999            1998            1997
Partners' capital
 for financial
 reporting purposes          $  3,928,177     $  5,287,682     $  2,772,916

Unamortized portion
 of initial and rent-up
 fees and other costs of
 acquisition capitalized
 for financial reporting
 purposes and prev-
 iously deducted for
 income tax purposes             (899,024)        (902,357)        (905,690)

Commissions and
 offering expenses
 capitalized for
 income tax purposes
 and charged to capital
 for financial reporting
 purposes                       1,315,039        1,315,039        1,315,039

Equity in cumulative
 losses of Local
 Limited Partnerships
 for income tax
 reporting purposes
 in excess of losses
 for financial reporting
 purposes                     (21,973,475)     (22,662,587)    (23,369,438)

Accrual and other
 adjustments for
 financial reporting
 purposes                          36,335           36,335          52,971

Partners' capital
 (deficit) as reported
 on the federal income
 tax return                  $(17,592,948)    $(16,925,888)   $(20,134,202)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interest in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 1999, 1998 and 1997, the minimum annual management fee of $57,020 was earned and recorded as an expense of the Partnership. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

During 1998, the Partnership also paid an incentive management fee of $33,250 to one of the local limited partnership's general partnership. The incentive fee was equal to fifty percent of the distributable cash flow to the Partnership.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1999, 1998 or 1997. In addition, as shown in the following table, PSI has become the General Partner in three of the Local Limited Partnerships in which the Partnership has or had investments:

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

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                             Equity In
                              Capital             Income
                          Contributions          (Losses)          Subtotal
December 31, 1999:
Capitol Hill               $   277,900        $   (585,944)     $  (308,044)
Community Apts.                287,244          (1,262,793)        (975,549)
51st & King Drive              173,434            (497,243)        (323,809)
Met-Paca II                  1,219,550          (4,940,083)      (3,720,533)
Monatiquot Village             940,000          (9,783,735)      (8,843,735)
Norway Housing              (1,053,606)            670,439         (383,167)
Notre Dame                     193,145           1,359,739        1,552,884
Southern Boulevard II          445,014          (2,256,784)      (1,811,770)
Weyerbacher Terrace            703,080          (2,680,316)      (1,977,236)

                           $ 3,185,761        $(19,976,720)    $(16,790,959)

                        Losses Not                      Costs of
                         Recorded                     Acquisition
                         (Note 1)        Advances       (Note 1)       Total
December 31, 1999:
Capitol Hill          $    52,998       $  191,064     $   63,982   $     -0-
Community Apts            920,623              -0-         54,926         -0-
51st & King Drive         276,839              -0-         46,970         -0-
Met-Paca II             3,589,201              -0-        131,332         -0-
Monatiquot Village      8,558,070              -0-        285,665         -0-
Norway Housing            352,639              -0-         30,528         -0-
Notre Dame                    -0-              -0-         53,760   1,606,644
Southern Boulevard II   1,707,378              -0-        104,392         -0-
Weyerbacher Terrace     1,849,767              -0-        127,469         -0-

                      $17,307,515        $ 191,064     $  899,024  $1,606,644

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

                           Losses Not                     Costs of
                            Recorded                    Acquisition
                            (Note 1)        Advances     (Note 1)      Total
December 31, 1998:
Capitol Hill             $   236,610     $  150,633    $   63,982  $      -0-
Community Apts.              870,497            -0-        54,926         -0-
51st & King Drive            452,181            -0-        46,970         -0-
Met-Paca II                3,832,414            -0-       131,332         -0-
Monatiquot Village         8,083,086            -0-       285,665         -0-
Norway Housing               652,477            -0-        30,527         -0-
Notre Dame                       -0-          2,501        57,092   1,490,998
Southern Boulevard II      1,634,311            -0-       104,392         -0-
Weyerbacher Terrace        1,624,972            -0-       127,468         -0-

                         $17,386,548     $  153,134    $  902,354   $1,490,998

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1999 and 1998, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1999, 1998 and 1997, are summarized as follows:

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                                            Assets

                                                   December 31,
                                           1999                    1998

Cash                                  $  1,974,808            $  1,188,256
Cash in escrow and
 other restricted funds                  3,948,091               4,681,614
Accounts receivable                        394,441                 377,838
Prepaid expenses                           549,591                 547,813
Other assets (net of
 accumulated amortization)                 387,630                 271,152
Note receivable                             28,534                     -0-
                                         7,283,095               7,066,673

Property on the basis of cost:
  Land                                   1,645,981               1,645,981
  Buildings and improvements            51,706,548              50,918,793
                                        53,352,529              52,564,774
  Less accumulated depreciation        (42,831,706)            (41,565,354)
                                        10,520,823              10,999,420

                                      $ 17,803,918            $ 18,066,093

                    Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                $ 29,437,610            $ 30,691,987
Accounts payable and
 accrued expenses                        1,579,624               1,324,127
Notes payable                            5,310,652               4,795,501
Advances from Urban
 Improvement
  Fund Limited - 1974                      191,064                 153,134
Tenants' security
 and other deposits                        504,824                 425,938
                                        37,023,774              37,390,687

Partners' capital (deficit)
 per accompanying
 statements                            (19,219,856)            (19,324,594)

                                      $ 17,803,918            $ 18,066,093


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

<CAPTION?
                                                  December 31,
                                       1999           1998          1997
Revenue:
 Net rental income                 $12,570,044    $12,235,410    $12,169,958
 Financial income                      289,610        342,183        439,839
 Other income                          190,686        255,072        335,088
                                    13,050,340     12,832,665     12,944,885
Expenses:
 Administrative                      2,128,904      2,429,293      2,084,812
 Utilities                           2,227,658      2,053,968      2,375,107
 Operating                           3,866,962      3,255,656      3,189,805
 Taxes and insurance                 1,600,756      1,475,794      1,576,715
 Total Operating Expenses            9,824,280      9,214,711      9,226,439

Net Operating Income                 3,226,060      3,617,954      3,718,446

Non-operating (income) expenses:
 Financial expenses                  1,652,173      1,705,620      1,721,987
 Depreciation expense                1,320,162      1,302,510      1,316,907
 Other expenses                          7,899         34,270         35,225
 Proceeds from sale of Elk Grove           -0-     (4,506,070)           -0-
                                     2,980,234     (1,463,670)     3,074,119

 Net income                        $   245,826    $ 5,081,624   $    644,327

Amortization of capitalized interest was $44,336 in 1999, 1998 and 1997.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                             Urban
                          Improvement      Other
                             Fund         Limited        General
                            Limited       Partners       Partners       Total
Partners capital
 (deficit) at
 January 1, 1997         $(17,926,428)  $ (2,499)  $(2,378,349)  $(20,307,276)

Net income - 1997             608,198        287        35,842        644,327

Distributions - 1997          (78,807)       -0-       (43,243)      (122,050)

Partners capital
 (deficit) at
 December 31, 1997        (17,397,037)    (2,212)   (2,385,750)   (19,784,999)

Net income - 1998           2,809,865        296     2,271,463      5,081,624

Distributions - 1998       (2,363,866)       -0-    (2,257,353)    (4,621,219)

Partners capital (deficit)
 at December 31, 1998     (16,951,038)    (1,916)   (2,371,640)   (19,324,594)

Net income (loss) - 1999      242,873        462         2,491        245,826

Distributions - 1999          (82,794)       -0-       (58,294)      (141,088)

Partners capital (deficit)
 at December 31, 1999    $(16,790,959)   $(1,454)  $(2,427,443)  $(19,219,856)

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                                  December 31,
                                       1999           1998            1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income                      $   245,826       $5,081,624      $  644,327
 Adjustments to
 reconcile net
 income to net
 cash provided
 by operating activities:
 Depreciation                      1,266,352        1,302,510      1,316,907
 Decrease (increase)
 in receivables,
 escrows, restricted
 deposits, prepaid
 expenses and
 other assets                        598,664         (281,751)      (452,223)
 Increase (decrease)
 in accounts payable,
 accrued expenses,
 notes payable and tenant
 security deposit liability          334,383          (69,586)        232,181
  Total adjustments                2,199,399          951,173       1,096,865
  Net cash provided by
  operating activities             2,445,225        6,032,797       1,741,192

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures               (787,755)        (782,412)       (939,231)
 Increase in notes receivable        (28,534)             -0-             -0-
 Net cash used by
  investing activities               (816,289)       (782,412)       (939,231)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Mortgage principal payments       (1,254,377)     (1,089,668)     (1,024,665)
 Increase in notes payable            515,151         440,841         406,696
 Distributions paid                  (141,088)     (4,621,219)       (122,050)
  Advances from
 (repayments to)
 affiliates - net                      37,930             -0-          (8,199)
  Net cash used
 by financing
 activities                          (842,384)     (5,270,046)       (748,218)

INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                     786,552         (19,661)         53,743

CASH BALANCE AT
 BEGINNING OF YEAR                  1,188,256       1,207,917       1,154,174

CASH BALANCE AT
 END OF YEAR                      $ 1,974,808     $ 1,188,256     $ 1,207,917


SUPPLEMENTAL INFORMATION
 REGARDING INTEREST PAYMENTS
 IS AS FOLLOWS:
  Interest paid, net of subsidy   $   847,122     $   917,371     $ 1,157,659

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between the combined net income for financial reporting purposes and the combined income for income tax reporting purposes follows:

                                           For the Year Ended December 31,
                                           1999          1998          1997
Combined net income (loss) for
  financial reporting purposes        $   245,826    $ 5,081,624   $   644,327
Excess of depreciation for
financial reporting purposes
 over depreciation for
 tax reporting purposes                   488,799        270,947       397,834
Accrual adjustments for
 financial reporting purposes             150,453         (5,354)      (45,732)
Combined net income (loss)
 for income tax purposes as
 reported on the federal
 income tax returns                   $   885,078    $ 5,347,217   $   996,429

A reconciliation between combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                        For the Year Ended December 31,
                                      1999           1998            1997
Combined partners'
 capital (deficit) for
 financial reporting
 purposes                         $(19,219,856)  $(19,324,594)  $(19,784,999)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for tax
 reporting purposes
 over depreciation for
 financial reporting
 purposes and accrual
 adjustments for
 financial reporting
 purposes                           (1,756,217)   (2,393,259)     (2,669,638)

Combined partners'
 capital (deficit)
 as reported on the
 federal income
 tax returns                      $(20,976,073) $(21,717,853)   $(22,454,637)

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

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Finance Agency (MHFA) totaling $29,437,610 at December 31, 1999 ($19,366,649 by HUD and $10,070,961 by MFHA)and $30,691,987 at December 31,
1998 ($19,935,876 by HUD and $10,756,111 by MFHA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates of seven to nine and six-tenths percent per annum. The mortgages are payable in monthly installments of principal and interest of approximately $269,000 over periods of forty years. HUD makes interest reduction payments on the mortgages insured under Section 236 in amounts which effectively reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

   Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                      Year Ended December 31,                Amount

                              2000                        $ 1,197,116
                              2001                            963,184
                              2002                          1,035,013
                              2003                          1,112,105
                              2004                          1,193,837
                              Beyond                       23,936,355

                                                          $29,437,610

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 1999, approximately $3,884,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.


All of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1999, the Local Limited Partnerships received approximately $4,731,000 in rent supplement and
Section 8 funds.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

  Management

The Local Limited Partnerships have entered into property management con-tracts with various agents under which the agents are paid property manage-ment fees of approximately four percent to eleven percent of the gross revenues of the respective projects. The management agents are affiliated with the general partners of the Local Limited Partnerships.

Note 5 - Sale of the Assets of Elk Grove Village

The property of Elk Grove Village was sold during 1984. The sales price of $11,235,930 was composed of $5,855,464 for assumption of the underlying mortgage and installment payments of $5,380,466.

The final installment is due on December 31, 1999 along with accrued interest. Interest will continue to accrue at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow in excess of $10,000. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For each of the years ended December 31, 1997 and 1996, the Partnership received and recorded interest income of $15,217. During 1998, with the consent of the Partnership, Elk Grove Village Associates agreed to discount the note to accept $4,500,000 in full satisfaction of the note and accrued interest. This resulted in a discount of approximately $3,520,000.

Note 6 - Investment in Met Paca II Associates

Met Paca II Associates has a severe working capital deficiency primarily resulting from the loss of its real estate tax abatement. This deficiency caused the Partnership to become delinquent in meeting its obligation under the mortgage note payable to HUD. Although the Partnership is attempting to obtain additional real estate tax abatements, there is no assurance that the Partnership will be successful. This raises substantial doubt about the Partnership's ability to continue as a going concern. The financial state-ments do not include any adjustments that might be necessary if the Partner-ship is unable to continue as a going concern.

Note 7 - Subsequent Events

Monatiquot Village Associates exchanged its real estate in a tax free exchange during February 2000. The Partnership purchased an exchange property with 460 units in Santa Maria, California.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES

                                             December 31,
                                    Change                Change
                        1999         1999      1998        1998       1997
Advances to
(repayments from)
local limited partnerships:

  Capitol Hill       $ 191,064   $  40,431   $ 150,633   $    -0-   $ 150,633
  Notre Dame               -0-      (2,501)      2,501        -0-       2,501

                     $ 191,064   $  37,930   $ 153,134   $    -0-   $ 153,134

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

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS

December 31, 1999

                                                               Outstanding
                       Description                              Mortgage
Partnership/Location               No. of Units                  Balance
Capitol Hill Associates
  Denver, Colorado                 121 apartments             $ 1,717,812
Community Apartments, Ltd.
  Cleveland, OH                    148 apartments               1,233,890
51st and King Drive
  Chicago, IL                       96 apartments               1,377,202
Met-Paca II Associates
  New York, New York               192 apartments               4,861,633
Monatiquot Village Associates
  Braintree, MA                    324 apartments               7,040,963
Norway Housing Associates
  Boston, MA                       136 apartments               3,029,998
Notre Dame
  San Francisco, CA                205 apartments               3,167,729
Southern Boulevard II
  New York, New York               175 apartments               3,200,959
Weyerbacher Terrace
  Indianapolis, IN                 296 apartments               3,807,424

                                                              $29,437,610

                                              Buildings
                                                 and
Partnership/Location              Land        Improvement           Total

Capitol Hill Associates
 Denver, Colorado             $  309,590      $ 2,654,947         $ 2,964,537
Community Apartments, Ltd.
 Cleveland, OH                   182,031        2,075,954           2,257,985
51st and King Drive
 Chicago, IL                     100,858        2,683,390           2,784,248
Met-Paca II Associates
 New York, New York              205,597        7,688,374           7,893,971
Monatiquot Village Associates
 Braintree, MA                   393,928       11,956,485          12,350,413
Norway Housing Associates
 Boston, MA                      150,026        3,331,715           3,481,741
Notre Dame
 San Francisco, CA               244,847        7,047,792           7,292,639
Southern Boulevard II
 New York, New York               37,441        6,617,569           6,655,010
Weyerbacher Terrace
 Indianapolis, IN                 21,663        7,650,322           7,671,985

                             $ 1,645,981      $51,706,548         $53,352,529

                                                               Life over which
                                                                Depreciation
                                                                 in Latest
                                            Date of                Income
                            Accumulated  Completion of   Date     Statement
Partnership/Location        Depreciation Construction  Acquired  is Computed

Capitol Hill Associates
 Denver, Colorado          $ (1,895,556)      1975       1974     5-25 years
Community Apartments, Ltd.
 Cleveland, OH               (2,015,355)      1975       1974    15-25 years
51st and King Drive
 Chicago, IL                 (2,377,310)      1975       1974       15 years
Met-Paca II Associates
 New York, New York          (7,468,010)      1976       1974     7-27.5 years
Monatiquot Village Associates
 Braintree, MA              (10,161,130)      1975       1974      4-40 years
Norway Housing Associates
 Boston, MA                  (3,228,570)      1975       1974      3-25 years
Notre Dame
 San Francisco, CA           (3,807,543)      1976       1974      5-40 years
Southern Boulevard II
 New York, New York          (5,958,522)      1975       1974     7-27.5 years
Weyerbacher Terrace
 Indianapolis, IN            (5,919,710)      1976       1974      5-30 years

                           $(42,831,706)

                                   Buildings and                Accumulated
                         Land      Improvements      Cost       Depreciation
Balance at
 January 1, 1998      $1,637,381   $50,144,891    $51,782,272    $40,287,794
  Additions                8,600       798,762        807,362      1,302,510
  Deletions                  -0-       (24,950)       (24,950)       (24,950)

Balance at
 December 31, 1998     1,645,981    50,918,703     52,564,684     41,565,354
  Additions                  -0-       787,845        787,845      1,266,352

Balance at
 December 31, 1999    $1,645,981   $51,706,548    $53,352,529    $42,831,706

NOTE: Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renova-tion upon acquisition. Total cost of land and buildings for federal income tax purposes is approximately $49,000,000.