Form 10-Q
period 2000-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2000-11-14
CIK 102343

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1974

                        (A Limited Partnership)


                                ASSETS

                                     September 30,             December 31,
                                        2000                       1999

Cash and cash equivalents             $   26,005                $1,723,113
Receivable from affiliates                 7,838                    42,521
Distribution receivable                      -0-                    52,250
Deposits                                     -0-                   520,000
Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity method    6,536,868                 1,606,644

               Total Assets           $6,570,711                $3,944,528


                   LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                      $    5,249                $      -0-
Management fee payable                    28,510                    14,255
Distribution payable                       2,096                     2,096
Advance from General Partner              26,757                       -0-
                                          62,612                    16,351

Partners' Capital:
 General Partner - 115 Partnership
  units authorized, issued and
  outstanding                             65,081                    39,282

  Limited Partners - 11,404
   Partnership units
   authorized, issued
   and outstanding                     6,443,018                 3,888,895
                                       6,508,099                 3,928,177

Total Liabilities and
 Partners' Capital                    $6,570,711                $3,944,528


Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                                          September 30,       December 31,
                                              2000                 1999
General Partner Interest - 115
 Partnership units issued and
 outstanding                              $   115,192         $   115,192

Limited Partners' Interest - 11,404
 Partnership units issued and
 outstanding                               11,404,000          11,404,000
                                           11,519,192          11,519,192

Offering Expenses                          (1,315,039)         (1,315,039)

Distributions to Partners                  (2,681,501)         (2,681,501)

Accumulated loss through
  December 31, 1999                        (3,594,475)         (3,594,475)

Income for nine-month period
  ended September 30, 2000                  2,579,922                 -0-
                                           (5,011,093)         (7,591,015)

Partners' Capital at End of Period        $ 6,508,099         $ 3,928,177

Unaudited.  See accompanying notes.

                           STATEMENTS OF INCOME
                 URBAN IMPROVEMENT FUND LIMITED - 1974
                          (A Limited Partnership)

                          For the Three-Month          For the Nine-month
                             Period Ended                  Period Ended
                             September 30,                 September 30,
                          2000           1999          2000           1999
Revenues               $     268       $ 27,668    $   17,366      $ 112,777

Other income                 -0-          2,000            -0-         2,000
                             268         29,668         17,366       114,777
Cost and expenses:

 Professional fees        10,000          5,000         20,000        15,000

 Management fee           14,255         14,255         42,765        42,765

 Other expenses            1,085            373         18,218        71,200

 Amortization                833            833          2,500         2,499
                          26,173         20,461         83,483       131,464

Income (Loss) before
 equity of Local Limited
 Partnerships            (25,905)         9,207        (66,117)      (16,687)

Equity in net income
 of Local Limited
 Partnerships             71,039         (4,370)     2,646,039       103,534

Net Income            $   45,134     $    4,837     $2,579,922    $   86,847

Allocation of net income:

 Net income allocated
  to General Partner  $    4,513     $       48     $   25,799    $      868

 Net income allocated to
  Limited Partners        40,621          4,789      2,554,123        85,979

                      $   45,134     $    4,837     $2,579,922    $   86,847

Net income allocated
 to Limited Partners
 per Limited Partner-
 ships Unit (11,404
 units outstanding
 at September 30,
 2000 and 1999)       $        4      $     -0-     $      223     $       8

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                            For the Three-Month     For the Nine-month
                                Period Ended          Period Ended
                                September 30,         September 30,
                             2000          1999     2000          1999
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income              $   45,134    $    4,837  $2,579,922   $   86,847
  Adjustments to
 reconcile net
 income to net
 cash used by
 operating activities:
  Amortization of
  initial and rent-
  up fees                       833           833       2,500        2,499
 Equity in net income
 of local limited
 partnerships               (71,039)        4,370  (2,646,039)    (103,534)
 (Increase) decrease
 in receivable from
 affiliate, distribution
 and deposit                 (7,838)          -0-     606,934      (15,000)
 Increase (decrease)
 in trade accounts
 payable and accrued
 management fees             (4,750)        3,200      46,262       (6,255)
  Total adjustments         (82,794)        8,403  (1,990,343)    (122,290)
  Net cash used by
  operating activities      (37,660)       13,240     589,579      (35,443)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Distribution received       36,511        23,470      36,511       30,545
 Distributions paid             -0-    (1,500,000)        -0-   (1,500,000)
 Contributions for
 investment                     -0-           -0-  (2,347,154)         -0-

 Net advances repaid by
 limited partnerships        26,459       (47,500)     23,956      (37,931)

Net cash provided by
 investing activities        62,970    (1,524,030) (2,286,687)  (1,507,386)

NET DECREASE IN CASH
 AND CASH EQUIVALENTS        25,310    (1,510,790) (1,697,108)  (1,542,829)

CASH BALANCE AT
 BEGINNING OF
 PERIOD                         695     3,786,196   1,723,113    3,818,235

CASH BALANCE AT
 END OF PERIOD           $   26,005    $2,275,406  $   26,005   $2,275,406

Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          September 30, 2000

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

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjust-ments are of a normal recurring nature.

Taxes on Income
No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respec-tive tax returns.

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

                                                          Date PSI Became
                       Local Limited Partnership          General Partner

                          Notre Dame Apartments            March 1977
                          Capitol Hill Associates          December 1978

Note 3 - Investments in Local Limited Partnerships - As of September 30, 2000, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method.
The investment account represents the sum of the capital investment and unamor-tized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partner-ship intends to commit additional funds to the Local Limited Partnership.
The investments in Local Limited Partnerships are comprised of:

                                   September 30, 2000     December 31, 1999

Capital contributions                  $ 8,573,456            $ 6,226,304

Distributions                           (3,077,053)            (3,040,542)

Equity in losses                           262,500             (2,669,206)

Advances                                   167,105                191,064

Unamortized costs of acquisitions          610,860                899,024

                                       $ 6,536,868            $ 1,606,644


         Item 2-  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $42,765 for the nine months ended September 30, 2000 and 1999.

The components of the Partnership's equity in income of the Local Limited Partnerships for September 30, 2000 and 1999, is summarized as follows:

                             For the Three-Month         For the Nine-month
                                Period Ended                 Period Ended
                                September 30,                September 30,
                             2000            1999         2000         1999
Income from investments
 with non-zero investment:
  Notre Dame               $ 37,500        $45,630     $ 112,500    $ 136,890

Income from sale of
 real estate:
  Monatiquot Village
   Associates                   -0-            -0-     2,500,000          -0-

Repayment from
 (advances to) part-
 nerships with zero
 investment:
  Capitol Hill                26,459       (50,000)       26,459      (40,430)

Distribution received
 from partner-
 ships with zero
investment:
 51st and King Drive           7,080           -0-         7,080         7,074

                           $  71,039    $   (4,370)   $2,646,039    $  103,534

During February 2000, Monatiquot Village Associates exchanged its real estate in a tax free exchange. The Partnership's share of the proceeds was $2,500,000 which was recorded as income during the quarter ended March 31, 2000. In addition, the Partnership contributed an additional $2,347,154 to Monatiquot Village Associates to fund the purchase of the exchange property. Monatiquot Village Associates purchased a 460-unit complex in Santa Maria, California.

                   PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2000.

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



                                   URBAN IMPROVEMENT FUND LIMITED - 1974
                                             (Registrant)
                              By:  Interfinancial Real Estate Management
                                   Company, General Partner




Date November 14, 2000                      Michael Fulbright
                                               (Signature)
                                 By:  Michael Fulbright, Secretary



Date November 14, 2000                         John M. Orehek
                                                (Signature)
                                 By:  John M. Orehek, Senior Vice President