Form 10-Q
period 2000-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2001-03-27
CIK 102343

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  YesXX    No.

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)


                                ASSETS

                                        March 31,              December 31,
                                          2000                     1999

Cash and cash equivalents              $    5,098               $1,723,113
Receivable from affiliates                    -0-                   42,521
Distributions receivable                      -0-                   52,250
Deposits                                      -0-                  520,000
Investments in and
 advances to  Local
 Limited Partnerships
 accounted for on the
 equity method                          6,490,465                1,606,644

 Total Assets                          $6,495,563               $3,944,528


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                       $    5,000              $      -0-
Management fee payable                     14,255                  14,255
Distribution payable                        2,096                   2,096
Advance from General Partner               12,000                     -0-
                                           33,351                  16,351

Partners' Capital:
 General Partner - 115
 Partnership units
 authorized, issued and
 outstanding                               64,622                  39,282

Limited Partners - 11,404
 Partnership units
 authorized, issued
 and outstanding                        6,397,590               3,888,895
                                        6,462,212               3,928,177

Total Liabilities and
 Partners' Capital                     $6,495,563              $3,944,528

Unaudited.  See accompanying notes.

                 CAPITALIZATION AND PARTNERS' CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                                           March 31,           December 31,
                                              2000                 1999
General Partner Interest -
 115 Partnership units
 issued and outstanding                 $   115,192            $   115,192

Limited Partners' Interest -
 11,404 Partnership units
 issued and outstanding                  11,404,000             11,404,000
                                         11,519,192             11,519,192

Offering Expenses                        (1,315,039)            (1,315,039)

Distributions to Partners                (2,681,501)            (2,681,501)

Accumulated loss through
 December 31, 1999                       (3,594,475)            (3,594,475)

Income for three-month
 period ended
 March 31, 2000                           2,534,035                    -0-
                                         (5,056,980)            (7,591,015)

Partners' Capital at
 End of Period                          $ 6,462,212            $ 3,928,177


Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME
                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                                                    For the Three-Month
                                                        Period Ended
                                                           March 31,
                                                     2000            1999

Revenues                                        $   17,044       $   35,294

Cost and expenses:

Professional fees                                    5,000            5,000

Management fee                                      14,255           14,255

Other expenses                                         421           10,000

Amortization                                           833              833
                                                    20,509           30,088

Income (Loss) before equity of
 Local Limited Partnerships                         (3,465)            5,206
Equity in net income of Local
 Limited Partnerships                            2,537,500            45,630

Net Income                                      $2,534,035        $   50,836

Allocation of net income:

 Net income allocated to
 General Partner                                $   25,340        $      508

 Net income allocated to
 Limited Partners                                2,508,695            50,328

                                                $2,534,035        $   50,836
Net income allocated to
 Limited Partners per
 Limited Partnerships
 Unit (11,404 units out-
 standing at March 31,
 2000 and 1999)                                 $      220        $       4


Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)

                                                    For the Three-Month
                                                        Period Ended
                                                          March 31,
                                                  2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $2,534,035            $ 50,836
 Adjustments to reconcile net
 income to net cash used by
 operating activities:
  Amortization of initial
   and rent-up fees                                   833                833
  Equity in net income of
   local limited partnerships                  (2,537,500)           (45,630)
  Decrease in receivable
   from affiliate, distribution
   receivable and deposits                        614,771                -0-
 Increase (decrease) in
  trade accounts payable
  and accrued management
  fees                                             17,000               (200)
   Total adjustments                           (1,904,896)           (44,997)
     Net cash used by
     operating activities                         629,139              5,839

CASH FLOWS FROM INVESTING ACTIVITIES:
    Contribution for investment                (2,347,154)               -0-

Net cash provided by investing
    activities                                 (2,347,154)               -0-

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                       (1,718,015)             5,839

CASH BALANCE AT BEGINNING OF
    PERIOD                                      1,723,113          3,818,235

CASH BALANCE AT END OF PERIOD                 $     5,098         $3,824,074


Unaudited.  See accompanying notes.

                 NOTES TO SUMMARIZE FINANCIAL INFORMATION

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

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair state-ment of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income

No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 74

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020). The Partnership will also pay the General Partner a liquidation fee for qualifying sale of projects.

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

                                                      Date PSI Became
                   Local Limited Partnership          General Partner

                      Notre Dame Apartments              March 1977
                      Capitol Hill Associates            December 1978

Note 3 - Investments in Local Limited Partnerships   As of March 31, 2000,
the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method.
The investment account represents the sum of the capital investment and unamor-tized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partner-ship intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                              March 31, 2000           December 31, 1999

Capital contributions           $ 8,573,458                $ 6,226,304

Distributions                    (3,040,542)                (3,040,542)

Equity in losses                    153,959                 (2,669,206)

Advances                            191,064                    191,064

Unamortized costs of
 acquisitions                       612,526                    899,024

                                $ 6,490,465                $ 1,606,644

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended March 31, 2000 and 1999.

The components of the Partnership's equity in income of the Local Limited Partnerships for the three months ended March 31, 2000 and 1999, is summarized as follows:

                                                  For the Three-Month
                                                      Period Ended
                                                         March 31,
                                                  2000             1999
Income from investments with non-
 zero investment:
  Notre Dame                                   $   37,500       $  456,630

Income from sale of real estate:
  Monatiquot Village Associates                 2,500,000              -0-

                                               $2,537,500       $  456,630

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

                           PART II - OTHER INFORMATION




Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending.

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



                             URBAN IMPROVEMENT FUND LIMITED - 1974
                                        (Registrant)
                             By:  Interfinancial Real Estate Management
                                  Company, General Partner




Date  August 14, 2000                       Michael Fulbright
                                                (Signature)
                                  By:  Michael Fulbright, Secretary



Date  August 14, 2000                        John M. Orehek
                                              (Signature)
                                 By:  John M. Orehek, Senior Vice President