Form 10-Q
period 2000-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2001-03-27
CIK 102343

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

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

                      PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1974
                        (A Limited Partnership)


                                ASSETS

                                        June 30,               December 31,
                                          2000                     1999

Cash and cash equivalents              $      695               $1,723,113
Receivable from affiliates                    -0-                   42,521
Distribution receivable                       -0-                   52,250
Deposits                                      -0-                  520,000
Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity method     6,529,632                1,606,644

  Total Assets                         $6,530,327               $3,944,528



                          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                       $   10,000              $       -0-
Management fee payable                     28,510                   14,255
Distribution payable                        2,096                    2,096
Advance from General Partner               26,757                      -0-
                                           67,363                   16,351

Partners' Capital:
 General Partner - 115 Partnership
 units authorized, issued and
 outstanding                               64,629                  39,282

  Limited Partners - 11,404 Partner-
  ship units authorized, issued and
  outstanding                           6,398,335               3,888,895
                                        6,462,964               3,928,177

Total Liabilities and
 Partners' Capital                     $6,530,327              $3,944,528


Unaudited.  See accompanying notes.

                   CAPITALIZATION AND PARTNERS' CAPITAL

                   URBAN IMPROVEMENT FUND LIMITED - 1974
                          (A Limited Partnership)

                                            June 30,           December 31,
                                              2000                 1999
General Partner Interest - 115
 Partnership units issued and
 outstanding                              $   115,192          $   115,192

Limited Partners' Interest -
 11,404 Partnership units
 issued and outstanding                    11,404,000           11,404,000
                                           11,519,192           11,519,192

Offering Expenses                          (1,315,039)          (1,315,039)

Distributions to Partner                   (2,681,501)          (2,681,501)

Accumulated loss through
 December 31, 1999                         (3,594,475)          (3,594,475)

Income for six-month period
 ended June 30, 2000                        2,534,787                  -0-
                                           (5,056,228)          (7,591,015)

Partners' Capital at
 End of Period                            $ 6,462,964          $ 3,928,177


Unaudited.  See accompanying notes.

                             STATEMENTS OF INCOME
                     URBAN IMPROVEMENT FUND LIMITED - 1974
                            (A Limited Partnership)

                            For the Three-Month          For the Six-month
                               Period Ended                 Period Ended
                                  June 30,                     June 30,
                             2000        1999           2000            1999

Revenues                $      53      $   49,815   $   17,097     $   85,109

Cost and expenses:

 Professional fees          5,000           5,000       10,000         10,000

 Management fee            14,255          14,255       28,510         28,510

 Other expenses            16,713          60,827       17,134         70,827

 Amortization                 833             833        1,666          1,666
                           36,801          80,915       57,310        111,003

Income (Loss) before
 equity of Local
 Limited Partnerships     (36,748)        (31,100)     (40,213)       (25,894)

Equity in net income
 of Local Limited
 Partnerships              37,500          62,274    2,575,000        107,904

Net Income             $      752      $   31,174   $2,534,787     $   82,010

Allocation of
 net income:

 Net income allocated
 to General Partner    $       75      $      312   $   25,347     $      820

 Net income allocated
 to Limited Partners          677          30,862    2,509,440         81,190
                       $      752      $   31,174   $2,534,787     $   82,010

Net income allocated
 to Limited Partners
 per Limited Partner-
 ships Unit (11,404
 units outstanding
 at June 30, 2000
 and 1999)             $      -0-      $       3   $      220      $        7


Unaudited.  See accompanying notes.

                              STATEMENTS OF CASH FLOWS

                        URBAN IMPROVEMENT FUND LIMITED - 1974
                              (A Limited Partnership)

                             For the Three-Month           For the Six-month
                                 Period Ended                 Period Ended
                                   June 30,                      June 30,
                             2000            1999          2000         1999

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income              $      752    $   31,174      $2,534,787   $  82,010
 Adjustments to
 reconcile net
 income to net
 cash used by
 operating
 activities:
  Amortization of
  initial and rent-
  up fees                      833            83           1,666        1,666
  Equity in net
  income of local
 limited partnerships      (37,500)      (62,274)     (2,575,000)    (107,904)
 (Increase) decrease
 in receivable from
 affiliate, distribu-
 tion and deposit              -0-       (15,000)        614,771      (15,000)
 Increase (decrease)
 in trade accounts
 payable and accrued
 management fees            34,012        (9,255)         51,012       (9,455)
  Total adjustments         (2,655)      (85,696)     (1,907,551)    (130,693)
  Net cash used by
  operating activities      (1,903)      (54,522)        627,326      (48,683)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Distribution received         -0-         7,074             -0-        7,074
 Contributions for
 investment                    -0-           -0-      (2,347,154)         -0-

 Net advances repaid by
 limited partnerships       (2,500)        9,570          (2,500)       9,570

Net cash provided by
 investing activities       (2,500)       16,644      (2,349,654)      16,644

NET DECREASE IN CASH
 AND CASH EQUIVALENTS       (4,403)      (37,878)     (1,722,418)     (32,039)

CASH BALANCE AT
 BEGINNING OF PERIOD         5,098     3,824,074       1,723,113    3,818,235

CASH BALANCE AT
 END OF PERIOD          $      695    $3,786,196      $      695   $3,785,196


Unaudited.  See accompanying notes.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                  June 30, 2000
                     URBAN IMPROVEMENT FUND LIMITED - 1974
                              (A Limited Partnership)

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

                                                   Date PSI Became
                Local Limited Partnership          General Partner

                  Notre Dame Apartments               March 1977
                  Capitol Hill Associates             December 1978

Note 3 - Investments in Local Limited Partnerships - As of June 30, 2000, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                   June 30, 2000      December 31, 1999

Capital contributions                $ 8,573,458          $ 6,226,304

Distributions                         (3,040,542)          (3,040,542)

Equity in losses                         191,459           (2,669,206)

Advances                                 193,564              191,064

Unamortized costs of acquisitions        611,693              899,024

                                     $ 6,529,632          $ 1,606,644

                 Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term invest-
ments.   Interest income resulted from such short-term investments.  The
Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $146,065 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $28,510 for the six months ended June 30, 2000 and 1999.

The components of the Partnership's equity in income of the Local Limited Partnerships for June 30, 2000 and 1999, is summarized as follows:

                          For the Three-Month          For the Six-month
                              Period Ended                Period Ended
                                 June 30,                    June 30,
                          2000            1999         2000          1999
Income from
investments with
non-zero investment:
  Notre Dame            $ 37,500      $ 46,630     $   75,000     $   91,260

Income from sale
of real estate:
  Monatiquot Village
  Associates                 -0-           -0-      2,500,000            -0-

Repayment from
(advances to) part-
nerships with zero
investment:
  Capitol Hill               -0-         9,570            -0-          9,570

Distribution received
from partnerships with
zero investment:
  51st and King Drive        -0-         7,074            -0-          7,074

                       $  37,500     $  63,274     $2,575,000    $   107,904

During February 2000, Monatiquot Village Associates exchanged its real estate in a tax free exchange. The Partnership's share of the proceeds was $2,500,000 which was recorded as income during the quarter ended March 31, 2000. In addition, the Partnership contributed an additional $2,347,154 to Monatiquot Village Associates to find the purchase of the exchange property. Monatiquot Village Associates purchased a 460-unit complex in Santa Maria, California.

                           PART II - OTHER INFORMATION


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2000.

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