Form 10QSB
period 2000-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2001-06-29
CIK 102343

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2001

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 0-8071

	               URBAN IMPROVEMENT FUND LIMITED - 1974
(Exact name of small business issuer as specified in its charter)

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


	PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)


	ASSETS

	March 31,	December 31,
	    2001   	    2000

Cash and cash equivalents	$     4,709	$    12,591
Receivable from affiliates
Distributions receivable
Deposits
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method	 10,131,793	 10,121,042

Total Assets	$10,136,502	$10,133,633


	LIABILITIES AND PARTNERS' CAPITAL


Accounts payable	$     5,000	$     5,500
Management fee payable	69,522	55,265
Distribution payable	      2,096	      2,096
					76,618	62,861

Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding	100,598	100,708

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding	  9,959,286	  9,970,064
 	 				 10,059,884	 10,070,772

Total Liabilities and Partners' Capital	$10,136,502	$10,133,633





Unaudited.  See accompanying notes.


	CAPITALIZATION AND PARTNERS' CAPITAL

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)



	March 31,	December 31,
	   2001   	   2000
General Partner Interest - 115 Partner-
ship units issued and outstanding	$   115,192	$   115,192

Limited Partners' Interest - 11,404
Partnership units issued and
outstanding	 11,404,000 	 11,404,000
	11,519,192 	11,519,192

Offering Expenses	(1,315,039)	(1,315,039)

Distributions to Partners	(2,681,501)	(2,681,501)

Accumulated earnings through
December 31, 2000	2,548,120	2,548,120

Income for three-month period ended
March 31, 2001	     (10,888)	          0
	 (1,459,308)	 (1,448,420)

Partners' Capital at End of Period	$10,059,884	$10,070,772



















Unaudited.  See accompanying notes.


	STATEMENTS OF INCOME
	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)

	For the Three-Month
	       Period Ended
	         March 31,
	   2001   	   2000

Revenues							$      440	$   17,044

Cost and expenses:

	Professional fees		5,050	5,000

	Management fee				14,255	14,255

	Other expenses				2,773	421

	Amortization					     1,050	       833
											    23,128	    20,509

Income (Loss) before equity of
	Local Limited Partnerships
Equity in net income of Local	(22,688)	(3,465)
	Limited Partnerships	    11,800	 2,537,500

Net Income						$  (10,888)	$2,534,035

Allocation of net income:

Net income allocated to
	General Partner			$     (108)	$   25,340

Net income allocated to
	Limited Partners			   (10,780)	  2,508,695

											$  (10,888)	$2,534,035

Net income allocated to
	Limited Partners per
	Limited Partnerships
	unit (11,394 units out-
	standing at March 31,
	2001 and 2000)				$        0	$     220









Unaudited.  See accompanying notes.


	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)

	For the Three-Month
	       Period Ended
	         March 31,
	   2001   	   2000
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	 (loss)		$  (10,888)	$2,534,035
	Adjustments to reconcile net
		income to net cash used by
		operating activities:
			Amortization of initial
				and rent-up fees	1,050	833
			Equity in net income of
				local limited partnerships	(11,800)	(2,537,500)
			Decrease in receivable from affiliate,
				distribution receivable and deposits	0	614,771
			Increase (decrease) in
				Trade accounts payable and accrued
					management fees	     13,756	     17,000
						Total adjustments	      3,006	 (1,904,896)
							Net cash used by operating activities	(7,882)	629,139

CASH FLOWS FROM INVESTING ACTIVITIES:
	Contribution for investment	          0	 (2,347,154)

	Net cash provided by investing
		activities					          0	(2,347,154)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,882)	(1,718,015)

CASH BALANCE AT BEGINNING OF
	PERIOD								     12,591	  1,723,113

CASH BALANCE AT END OF PERIOD	$     4,709	$     5,098
















Unaudited.  See accompanying notes.


	NOTES TO SUMMARIZE FINANCIAL INFORMATION


	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner). The Urban Improvement Fund Limited -1974 prospectus, dated July 23, 1974, specified that the General Partner will have at least a one percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests. It is the General Partners' intention to allocate, for income tax and financial reporting purposes, the profits, losses and special allocations in the ratio of ninety-nine percent to the limited partners and one percent to the General Partner.

Note 2 -Method of accounting - As of March 31, 2001, the Partnership has investments in nine active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates
The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Management of Urban Improvement Fund Limited - 1974
Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020). Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2001 and 2000, the minimum fee of $14,255 has been accrued. At March 31, 2001, management fees of $14,255 have been recorded as a liability to the General Partner.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

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

Note 3 - Investments in Local Limited Partnerships - As of March 31, 2001, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.


The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.
The investments in Local Limited Partnerships are comprised of:

 March 31, 2001 	December 31, 2000

Capital contributions	$ 8,573,458	$ 8,573,458

Distributions	(3,076,177)	(3,076,177)

Equity in losses	3,906,360	3,894,559

Advances	169,605	169,605

Unamortized costs of acquisitions	    558,547	    559,597

	$10,131,793	$10,121,042

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended March 31, 2000 and 2001.

The components of the Partnership's equity in income of the Local
Limited Partnerships for the three months ended March 31, 2000 and 1999, is summarized as follows:


	For the Three-Month
	       Period Ended
	         March 31,
	   2001   	   2000
Income from investments with non-
zero investment:
Notre Dame					$   72,800	$   37,500
		Capitol Hill				(86,000)	0
		Monatiquot					25,000	0
Income from sale of real estate:
Monatiquot Village Associates	         0	 2,500,000

	$   11,800	$2,537,500


During February 2000, Monatiquot Village Associates exchanged its real estate in a tax free exchange. The Partnership' share of the proceeds was $2,500,000 which was recorded as income during the quarter ended March 31, 2000. In addition, the Partnership contributed an additional $2,347,154 to Monatiquot Village Associates to fund the purchase of the exchange property. Monatiquot Village Associates purchased a 460-unit complex in Santa Maria, California.

Liquidity
The Partnership's only source of cash flow is from distributions from its investments Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Seven of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash.
The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year.

There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances and accrued management fees. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

Capital Resources
The General Partner believes that additional situations may arise where it would be advantageous to the Partners to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties.
         Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the
        Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.

The Partnership has made no material commitments for capital expenditures.



	PART II - OTHER INFORMATION




Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

a)	None

b)	The registrant has not filed a report on Form 8-K during
the quarter ending .



	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


URBAN IMPROVEMENT FUND LIMITED -1974
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner





Date		June 29, 2001	/s/Michael Fulbright
					(Signature)
			By:  Michael Fulbright, Secretary





Date		June 29, 2001	/s/John M. Orehek
			(Signature)
			By: John M. Orehek, Senior Vice President


-14-