Form 10-K
period 2000-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2001-06-29
CIK 102343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-8071

URBAN IMPROVEMENT FUND LIMITED -- 1974

(Exact name of registrant as specified in its charter)

California 95-6504946

State or other jurisdiction of (I.R.S. Employer

incorporation or organization Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington 981013076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000: No established market value.

PART I

Item 1. Business

(a) General Development of Business -- Urban Improvement Fund Limited -- 1974, a California limited partnership (the "Registrant"), was formed in 1974 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The partnership will terminate on December 31, 2015. The termination can be earlier or later with the approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant originally acquired equity interests as a limited partner in twelve (12) such LLPs. The Elk Grove Village property was sold through a resyndication in 1984. The Elk Grove Village partnership received the final proceeds for the note receivable for the sale of the property during 1998. The TDC & Associates property was donated in December 1985 to the Tenant's Development Association. The Logan-Washington Associates property foreclosed in 1993.

During February 2000, Monatiquot Village Associates sold its real property in a tax-free exchange. The proceeds were reinvested in February 2000 into Village Green Apartments, a 460-unit conventional property located in Santa Maria, California. During December 2000, Notre Dame Apartments sold its real property in a tax-free exchange. The proceeds were reinvested in May 2001 into Trailwalk Apartments, a 180-unit conventional property located in Kenmore, Washington.

The remaining seven properties and the two new replacement properties are described in Item 2 hereof.

The Partnership's business over the last five years has been holding limited partnership interest in nine limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") of which seven of the properties receives one or more forms of assistance from the federal government at December 31, 2000.

The Partnership's investment objectives are to:

(1) preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

(b) Financial Information about Industry Segment -- The Registrant is engaged in only one line of business.

(c) Narrative Description of Business -- The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects. The outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

(d) Financial information about foreign and domestic operations and export sales -- The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in government-assisted housing is subject to significant regulation. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2. Properties.

The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2000:

WEYERBACHER TERRACE ASSOCIATES. The Partnership owns a 296-unit project located in Indianapolis, Indiana consisting of four and five-story buildings of masonry construction. This project was formerly St. Vincent's Hospital and was extensively rehabilitated and converted into apartments designed for elderly tenants. The project was rehabilitated and the mortgage insured under Section 236 of the National Housing Act. The mortgage has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

CAPITOL HILL ASSOCIATES. The Partnership owns a multi-site 121-unit project, located one mile from downtown Denver, Colorado. It is situated within an established area of the city that is evenly mixed with apartment complexes and single-family dwellings. The project was financed under the auspices of the United States Department of Housing and Urban Development (HUD). The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

COMMUNITY APARTMENTS, LTD. The partnership owns a 148-unit project located in Cleveland, Ohio. The project consists of two-story row-type buildings of wood frame construction with a masonry exterior. The project was rehabilitated under Section 221(d)(3) of the National Housing Act. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

51st AND KING DRIVE PARTNERSHIP. The partnership owns a 96-unit project located at 51st and King Drive in Chicago, Illinois, consisting of a four-story building of brick and masonry construction. The project was rehabilitated and the mortgage was issued under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

MET-PACA II ASSOCIATES. The partnership owns a multi-site 192-unit project located in New York City in the area bounded by East 118th and 123rd streets and Park and Lexington Avenues. The project consists of nine four- and five-story buildings of masonry and brick construction. The project was rehabilitated and the mortgage insured under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

NORWAY HOUSING ASSOCIATES. The partnership owns a 136-unit project located in Boston, Massachusetts. It is situated in a fine residential area surrounded by the Fenway District and Northeastern University. The project was financed under the auspices of the Massachusetts Housing Finance Agency (MHFA). The partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

SOUTHERN BOULEVARD PARTNERS II. The partnership owns a 175-unit project located in the Bronx, New York, consisting of 5 five- and six-story buildings of brick and masonry construction. The Project was rehabilitated and the mortgage insured under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

NOTRE DAME APARTMENTS. The partnership owned a 205-unit project located in the Pacific Heights area of San Francisco, California, consisting of a five-story building of reinforced concrete, cement and plaster construction. The property was sold in December 2000 in a tax-free exchange. The proceeds were reinvested in May 2001 with the purchase of Trailwalk Apartments, a 180-unit conventional property located in Kenmore, Washington.

MONATIQUOT VILLAGE ASSOCIATES. The partnership owned a 324-unit project located in Braintree, Massachusetts consisting of 27 three-story buildings of prefabricated concrete construction. The property was sold in a tax-free exchange during February 2000. The proceeds were reinvested during February 2000 in Village Green Apartments, a 460-unit conventional property located in Santa Maria, California. The property has 26 buildings with stucco and wood exteriors.

The seven local limited partnerships which have regulatory agreements with HUD or MHFA own apartment complexes which are not materially impacted by changes in the competitive conditions in the areas where the properties are located. Although the apartment complexes must compete with other apartment complexes for tenants, the government subsidized interest and rent payments make it possible for tenants to rent the apartment units at below market rates.

The operations of the apartments are subject to the administrative directives, rules and regulations of federal, state and local agencies. Such directives, rules and regulations are subject to change by an act of Congress or administrative change mandated by HUD or MFHA. Such changes may occur with little notice or inadequate funding to pay for the related cost to comply with the change. In addition, HUD or MFHA set the rental rates that the apartments may charge tenants. There is no guarantee that rental rates will keep up with increases in expenses from year to year.

Incentive Management Fees

In one of the Local Limited Partnerships, the registrant has entered into an agreement with the local General Partner to provide an incentive management fee to the local General Partner. The payment is deducted from the registrant's cash distribution and recorded as an expense on the registrant's financial statements. The expense recorded was $33,250 in 1998. No expense was recorded in 1996, 1997, 1999 and 2000.

Details of the agreement are as follows:

Southern Boulevard II - The local General Partner receives, as an incentive management fee, the following percentage of the registrant's cash distributions:

Amount Percentage

Up to $52,667 36.84%

Over $52,667 50%

Occupancy Rates

Partnership 2000 1999 1998 1997 1996

Capital Hill 96.50% 95.79% 95.00% 94.93% 96.56%

Community Apartments 95.40% 97.07% 98.00% 99.27% 99.24%

51st and King 94.90% 98.77% 96.00% 95.67% 96.40%

Met-Paca II 98.20% 0.00% 98.00% 98.29% 98.87%

Monatiquot Village 99.00% 83.25% 95.00% 93.00% 95.07%

Norway House 99.40% 99.28% 99.00% 99.30% 99.52%

Notre Dame N/A 94.72% 99.00% 100.00% 99.90%

Southern Boulevard II 99.30% 99.01% 99.00% 99.54% 99.93%

Weyerbacher 100.00% 85.00% 95.00% 85.02% 95.22%

Average Annual Rental Per Unit

Partnership 2000 1999 1998 1997 1996

Capitol Hill $ 6,179 $ 6,136 $ 6,181 $ 6,185 $ 4,395

Community Apartments $ 5,842 $ 5,625 $ 5,517 $ 5,365 $ 4,845

51st and King $ 6,769 $ 6,972 $ 7,022 $ 6,873 $ 6,913

Met Paca II $ 9,387 $ 9,823 $ 9,891 $ 8,848 $ 7,245

Monatiquot Village $ 6,735 $ 7,456 $ 7,153 $ 7,723 $ 8,309

Norway House $12,727 $12,634 $11,418 $11,162 $10,947

Notre Dame N/A $ 5,483 $ 5,680 $ 5,677 $ 5,645

Southern Boulevard II $ 9,028 $ 8,986 $ 9,056 $ 9,473 $ 9,229

Weyerbacher $ 5,169 $ 5,456 $ 5,013 $ 5,696 $ 5,271

Realty Tax Information

Partnership Property Tax

Capitol Hill $ 24,959

Community Apartments $ 55,304

51st and King $ 73,400

Met Paca II $183,947

Monatiquot Village $170,240

Norway House $134,224

Southern Boulevard II $190,499

Weyerbacher $112,937

Federal Tax Basis Information

Federal Original Building Bldg. Improvements Personal Property

Partnership Tax Basis Method Life Method Life Method Life

Capitol Hill $ 2,852,568 SL 25 SL 25 SL 5-7

Community Apartments $ 1,856,207 SL & 125% 5-25 SL 15-25 SL 5

51st and King $ 2,690,269 SL 15-25.5 SL 15-25.5 SL 5-7

Met Paca II $ 6,572,874 SL 27.5 SL 27.5 SL 5-7

Monatiquot Village $11,756,308 SL 27.5 SL 27.5 SL 5

Norway House $ 3,321,890 SL 5-25 SL 25 SL 3-10

Southern Boulevard II $ 6,081,140 SL 27.5 SL 27.5 SL 5-7

Weyerbacher $ 7,667,789 SL 15-30 SL 5-30 SL 5-24

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

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder

Matters.

(a) Market Information -- There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the registrant. Equity Resources purchased 252 units at a cost of $100 per unit. Equity Resources is not affiliated with the General Partner.

The General Partner and an affiliate of the General Partner purchased 159 units during the year ended December 31, 2000. The purchase price was $100 per unit.

In addition, seven partners transferred 100 units to other individuals or entities during the year ended December 31, 2000. The registrant does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

A. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

B. Due to tax planning, the interest is transferred to a trust.

C. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

D. The interest is gifted to a charitable organization.

(b) Holders --

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 115 Units 100%

Interest Estate Management Co. ($5,000)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

Limited Partner C. T. Holland 625 Units 5.425%

Interest Henderson, Texas 75652 ($625,000)

642 other Limited Partners 10,769 Units

($10,779,000) 94.575%

100.000

Interfinancial Real Estate Management Company owned 379 units of Limited Partnership interest at December 31, 2000. An affiliate of Interfinancial Real Estate Management Company owned 152 units of Limited Partnership interest at December 31, 2000.

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

(c) There were cash distributions to partners of $1,500,000 for the year ended December 31, 1999. There were no cash distributions during 2000, 1998, 1997 or 1996.

Item 6. Selected Financial Data

These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

Year Ended December 31,

2000 1999 1998 1997 1996

Interest income $ 17,673 $ 127,651 $ 159,207 $ 59,661 $ 70,644

Expenses:

Professional fees 20,250 20,200 18,701 17,666 15,024

Management fee 57,020 57,020 57,020 57,020 57,020

Incentive management fees 0 0 33,250 0 0

Amortization of costs of

acquisition 0 3,333 3,333 3,333 3,333

Other expenses 22,144 70,446 41,268 33,639 2,971

99,414 150,999 153,572 111,658 78,348

Income (loss) before equity

in income (loss) of Local

Limited Partnerships (81,741) (23,348) 5,635 (51,997) (7,704)

Equity in income of Local

Limited Partnerships 6,224,336 163,843 2,509,131 298,881 256,509

Net income $ 6,142,595 $ 140,495 $2,514,766 $ 246,884 $ 248,805

Allocation of net income:

Net income allocated to

General Partner 61,426 1,405 25,148 2,469 2,488

Net income allocated to

Limited Partners 6,081,169 139,090 2,489,618 244,415 246,317

$ 6,142,595 $ 140,495 $2,514,766 $ 246,884 $ 248,805

Net financial reporting income

per units:

General partnership units

(115 units outstanding

allocated to General

Partner) $ 535 $ 12 $ 218 $ 21 $ 22

Limited Partnership units

(11,394 units outstanding

allocated to Limited

Partners) $ 535 $ 12 $ 218 $ 21 $ 22

Total Assets $10,133,633 $3,944,528 $5,309,233 $2,803,522 $2,556,685

Long-term obligations $ 0 $ 0 $ 0 $ 0 $ 0

Cash distributions $ 0 $1,500,000 $ 0 $ 0 $ 0

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

2000 1999 1998 1997 1996

Urban's share of

distributions $ 35,633 $ 82,794 $2,363,866 $ 78,807 $ 60,553

Advances (made to)

repaid by

Local Limited

Partnerships $ 21,459 $ 37,930 $ -0- $ 29,730 $ 21,343

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020.) The Partnership recorded management fee expense of $57,020 per year from 1996 through 2000. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the

Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The Partnership has entered into an incentive management agreement with one of the General Partners of the local limited partnerships to pay a fee based on a percentage of surplus cash paid. During 1998, the Partnership paid an incentive management fee of $33,250 to one of the local limited partnership's general partner. The incentive fee was equal to fifty percent of the distributable cash flow to the Partnership.

Other expenses represent cost associated with investor communication and state income tax payments which can vary from year-to-year. During 1999, other expenses also had a $20,000 contribution to the Institute for Responsible Housing, which promotes low-income housing.

At December 31, 2000, the Partnership had investments in nine active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of the Elk Grove Village Partnership was sold during 1984. The Partnership had a note receivable that was paid off during 1998. The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 2000, 1999 and 1998 is summarized as follows:

2000 1999 1998 1997 1996

Net repayments of advances by

(advances to) Partnerships

with zero investments:

Capitol Hill $ 26,459 $ (40,430) $ 0 $ 26,598 $ 19,871

Distributions received from

Partnerships with zero

investments:

51st and King 7,080 7,074 7,074 4,766 3,375

Elk Grove Village 0 0 2,253,035 15,217 15,217

Norway House 0 0 0 0 10,654

Southern Boulevard II 0 52,250 66,500 24,700 0

Income from investments with

non-zero investment:

Capitol Hill 22,356 0 0 0 0

Monatiquot Village 3,849,877 0 0 0 0

Notre Dame 2,318,564 144,949 182,522 227,600 207,392

$6,224,336 $ 163,843 $2,509,131 $ 298,881 $ 256,509

Monatiquot Village Associates and Notre Dame Apartments sold their properties in 2000 in tax-free exchanges. Monatiquot reinvested the proceeds in February 2000 and Notre Dame reinvested their proceeds in May 2001. For financial reporting purposes, the investments were increased to equal the Registrant's share of the cash proceeds from the sale. The gain for Monatiquot was $3,849,877 and the gain for Notre Dame was $2,318,564.

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

Liquidity

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Seven of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. Monatiquot Village Associates and Notre Dame Apartments have no restriction on distributions and their General Partner is an affiliate of the General Partner of the registrant.

During the period 1996 to 2000, cash distributions from Local Limited Partnerships totaled $2,621,653. The distributions in 2000 were $35,633. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

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

Accordingly, if the properties are sold, the Partnership may recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments are made, it is likely that the acquired properties will be conventional, multi-family residential projects. Notre Dame Apartments and Monatiquot Village Associates exchanged their real estate in tax-free exchanges.

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

Name Age Office

Paul H. Pfleger 65 Director/President

John M. Orehek 46 Director/Senior Vice President

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

Name Age Office

Paul H. Pfleger 65 Director/President

John M. Orehek 46 Director/Senior Vice President

Michael Fulbright 46 Secretary

(c) The Registrant has no employees.

(d) There are no family relationships between any directors or executive officers.

(e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, Director/President. Mr. Pfleger organized and was Chairman of the Board of Security Properties Inc. (formerly Security Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security Properties Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of previously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has maintained his dual status since that time.

Mr. Pfleger is the General Partner in over 280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Director/Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

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

(a) Security Ownership of Certain Beneficial Owners

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 115 Units 100%

Interest Estate Management Co. ($5,000)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

The General Partner owns 379 units of limited partner interest and an affiliate of the General Partner owns 152 units of limited partner interest.

(b) No officers or directors of the General Partner of the Registrant own a Partnership interest.

(c) No change in control of the Registrant is anticipated.

(d) The partnership paid management fees of $57,020 per year to the General Partner for the years 1996 to 2000.

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

Balance Sheets at December 31, 2000 and 1999.

Statements of Income for the years ended December 31, 2000, 1999 and 1998.

Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

(a) 2. Financial Statement Schedules:

Indebtedness of and to Related Parties

Real Estate and Accumulated Depreciation

of Local Limited Partnerships

Mortgage Loans on Real Estate

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of 2000.

(c) Exhibits

Form 12b-25

(d) Financial Statement Schedules:

Indebtedness of and to Related Parties

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

(REGISTRANT) URBAN IMPROVEMENT FUND LIMITED -- 1974

BY: INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY

By: /s/Paul H. Pfleger

Paul H. Pfleger Date

Director/President

Interfinancial Real Estate Management Company

By: /s/John M. Orehek

John M. Orehek Date

Director/Senior Vice President

Interfinancial Real Estate Management Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Paul H. Pfleger

Paul H. Pfleger, Director/President Date

Interfinancial Real Estate Management Company

By: /s/John M. Orehek

John M. Orehek, Director/Senior Vice President Date

Interfinancial Real Estate Management Company.

URBAN IMPROVEMENT FUND LIMITED -- 1974

SEATTLE, WASHINGTON

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED December 31, 2000

URBAN IMPROVEMENT FUND LIMITED -- 1974

(A Limited Partnership)

Form 10-K -- Item 8

Form 10-K -- Items 14(a)(1) and (2)

Form 10-K -- Item 14(d)

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Urban Improvement Fund Limited -- 1974 are included in Item 8 and Item 14(a)(1)

Independent Auditors' Report F-3

Balance Sheets at December 31, 2000 and 1999 F-11

Statements of Income

for the Years Ended December 31, 2000, 1999 and 1998 F-12

Statements of Changes in Partners' Capital

for the Years Ended December 31, 2000, 1999 and 1998 F-13

Statements of Cash Flows

for the Years Ended December 31, 2000, 1999 and 1998 F-14

Notes to Financial Statements F-15

The following financial statement schedules of Urban Improvement Fund Limited -- 1974 are included in Item 14(a)(2) and 14(d):

Indebtedness of and to Related Parties F-30

Real Estate and Accumulated Depreciation

of Local Limited Partnerships F-31

Mortgage Loans on Real Estate F-32

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

INDEPENDENT AUDITORS' REPORT

To The Partners

Urban Improvement Fund Limited -- 1974

We have audited the accompanying balance sheets of Urban Improvement Fund Limited -- 1974 (a Limited Partnership), as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years ended December 31, 2000, 1999 and 1998 and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited -- 1974 for the years ended December 31, 2000, 1999 and 1998.  These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of six (in 2000) and seven (in prior periods) of Urban Improvement Fund Limited -- 1974's investments in local limited partnerships whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban's investment in these Partnerships represents zero of total assets at December 31, 2000, 1999 and 1998; and its equity in their operations represents zero percent of the net income for 2000 and 1999, and three percent of the net income for 1998.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

/s/Smith & Radigan, Certified Public Accountants, LLC

Atlanta, Georgia

April 20, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Community Apartments, Ltd.

Beachwood, Ohio

We have audited the accompanying balance sheets of Community Apartments, Ltd., FHA Project No. 042-35141, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for each of the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 21, 2001, on our consideration of Community Apartments, Ltd. internal control, and reports dated February 21, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in these financial statements are presented for purposes of additional analysis and is not a required part of the basic financial statements of Community Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Baumgarten & Company, LLP

Cleveland, Ohio

February 21, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Southern Boulevard Partners II

We have audited the accompanying balance sheets of Southern Boulevard Partners II, [FHA Project No. 012-44139], as of December 31, 2000, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners II as of December 31, 2000, and the results of its operations its partners' accumulated deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 28, 2001, on our consideration of Southern Boulevard Partners II internal controls and reports dated February 28, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/D'Arcangelo & Co., LLP

Purchase, New York

February 28, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Met Paca II Associates

We have audited the accompanying balance sheets of Met Paca II Associates [FHA Project No. 012-44158] as of December 31, 2000, and the related statements of profit and loss, partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca II Associates as of December 31, 2000, and the results of its operations its partners' accumulated deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated March 23, 2001, on our consideration of Met Paca II Associates' internal controls and reports dated March 23, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/D'Arcangelo & Co., LLP

Purchase, New York

March 23, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Norway Housing Associates

(A limited partnership)

Needham, Massachusetts

We have audited the accompanying balance sheet of Norway Housing Associates (a limited partnership), HUD Project No. 73-029-K as of December 31, 2000, and the related statements of profit and loss, change in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norway Housing Associates, HUD Project No. 73-029-K as of December 31, 2000, and the results of its operations changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 9, 2001, on our consideration of Norway Housing Associates' internal control structure and reports dated February 9, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and on compliance with laws and regulations.

/s/Hickey, Beatrice, & Parker, LLP

Norwell, Massachusetts

February 9, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

51st and King Drive Partnership

We have audited the accompanying balance sheets of 51st and King Drive Partnership (an Illinois limited partnership) - F.H.A. Project No. 071-44132 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for out opinion.

In out opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 51st and King Drive Partnership - F.H.A. Project No. 071-44132 as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Philip Rootberg & Company, LLP

Chicago, Illinois

January 16, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Weyerbacher Terrace Associates

We have audited the accompanying balance sheets of Weyerbacher Terrace Associates, (A Limited Partnership), HUD Project No. 973-444555, as of December 31, 2000 and 1999, and the related statements of operations and changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weyerbacher Terrace Associates, (A Limited Partnership), HUD Project No. 073-44455, at December 31, 2000 and 1999, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership's cash flow has impaired its ability to meet the current liabilities without debt restructuring. This raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lightner & Stickel, CPAs, Inc.

Lightner & Stickel, CPA's, Inc.

John Stickel, CPA, Lead Auditor

Certified Public Accountants

Federal ID #31-1172644

Troy, Ohio

January 30, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Monatiquot Village Associates

Limited Partnership

We have audited the accompanying balance sheet of Monatiquot Village Associates, as of December 31, 1999, and the related statements of income, partners' equity and cash flows for the two years ended December 31, 1999 (not presented herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monatiquot Village Associates as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/Ziner, Kennedy & Lehan, LLP

Quincy, Massachusetts

February 4, 2001

URBAN IMPROVEMENT FUND LIMITED -- 1974

(A Limited Partnership)

BALANCE SHEETS

ASSETS

December 31,

2000 1999

Cash and cash equivalents $ 12,591 $ 1,723,113

Due from affiliates 0 42,521

Distributions receivable 0 52,250

Deposits 0 520,000

Investments in and advances to Local

Limited Partnerships accounted for

on the equity method -- Notes 4, 5, 6 and 7 10,121,042 1,606,644

$10,133,633 $ 3,944,528

LIABILITIES AND PARTNERS' CAPITAL

Distributions payable $ 2,096 $ 2,096

Accounts payable 5,500 0

Management fee payable 55,265 14,255

62,861 16,351

Partners' capital -- Note 2

General Partners -- 115 partnership units

Authorized, issued and outstanding 100,708 39,282

Limited Partners -- 11,394 partnership units

Authorized, issued and outstanding 9,970,064 3,888,895

10,070,772 3,928,177

Commitments and contingent liabilities -- Note 3

$10,133,633 $ 3,944,528

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974

(A Limited Partnership)

STATEMENTS OF INCOME

Year Ended December 31,

2000 1999 1998

Interest income $ 17,673 $ 127,651 $ 159,207

Expenses:

Professional fees 20,250 20,200 18,701

Management fees -- Note 3 57,020 57,020 57,020

Incentive management fees 0 0 33,250

Amortization of costs of acquisition 0 3,333 3,333

Other expenses 22,144 70,446 41,268

99,414 150,999 153,572

Income (loss) before equity in

income of Local Limited

Partnerships (81,741) (23,348) 5,635

Equity in income of Local

Limited Partnerships -- Note 4 6,224,336 163,843 2,509,131

Net income $ 6,142,595 $ 140,495 $ 2,514,766

Allocation of net income:

Net income allocated to

General Partners $ 61,426 $ 1,405 $ 25,148

Net income allocated to

Limited Partners 6,081,169 139,090 2,489,618

$ 6,142,595 $ 140,495 $ 2,514,766

Net financial reporting income

per unit:

General partnership units (115

units outstanding allocated

to General Partner) $ 535 $ 12 $ 218

Limited partnership units (11,394

units outstanding allocated

to Limited Partners) $ 535 $ 12 $ 218

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974

(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

General Limited

Partner Partners Total

Partners' capital at January 1, 1998 $ 27,729 $ 2,745,187 $ 2,772,916

Net income -- 1998 25,148 2,489,618 2,514,766

Partners' capital at December 31, 1998 52,877 5,234,805 5,287,682

Net income -- 1999 1,405 139,090 140,495

Distributions -- 1999 (15,000) (1,485,000) (1,500,000)

Partners' capital at December 31, 1999 39,282 3,888,895 3,928,177

Net income -- 2000 61,426 6,081,169 6,142,595

Partners' capital at December 31, 2000 $ 100,708 $ 9,970,064 $10,070,772

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

Year Ended December 31,

2000 1999 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income $6,142,595 $ 140,495 $2,514,766

Adjustments to reconcile net income

to net cash provided (used) by

operating activities:

Amortization of initial and rent

up fees 0 3,333 3,333

(Increase) decrease in advances to

affiliates and distributions

receivable 94,771 (94,771) 0

Increase (decrease) in accounts

payable 5,500 (5,200) 5,200

Increase (decrease) in management

fee payable 41,010 0 (14,255)

Equity in income of Local Limited

Partnerships (6,224,336) (163,843) (2,509,131)

Total adjustments (6,083,055) (260,481) (2,514,853)

Net cash provided (used) by

operating activities 59,540 (119,986) (87)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposit on investment 520,000 (520,000) 0

Investment in Local Limited

Partnership (2,347,154) 0 0

Distributions from Local Limited

Partnerships 35,633 82,794 2,363,866

Net repayments from (advances to)

Local Limited Partnerships 21,459 (37,930) 0

Net cash provided (used) by

investing activities (1,770,062) (475,136) 2,363,866

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to Partners 0 (1,500,000) 0

Net cash used by financing

activities 0 (1,500,000) 0

INCREASE (DECREASE) IN CASH AND CASH

EQUIVALENTS (1,710,522) (2,095,122) 2,363,779

CASH BALANCE AT BEGINNING OF YEAR 1,723,113 3,818,235 1,454,456

CASH BALANCE AT END OF YEAR $ 12,591 $1,723,113 $3,818,235

The Notes to Financial Statements are an integral part of these Statements.

Note 1 -- Organization and Accounting Policies

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

Investment in Local Limited Partnerships

As of December 31, 2000 and 1999, the Partnership had investments in nine active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partner ships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amortization is discontinued when the investment is reduced to zero.

Note 1 -- Organization and Accounting Policies -- Continued

Amortization expense was $3,333 for the years ended December 31, 1999 and 1998.

The Partnership had an investment in one Limited Partnership that sold its real estate during 1984 (Note 6). This Partnership (Elk Grove Elderly) held a note receivable for a portion of the sales proceeds. The note was paid off during 1998.

The Partnerships' equity in income (loss) of the Local Limited Partnerships is summarized as follows:

2000 1999 1998

Repayment of advances by (advances to)

Partnerships with zero investments:

Capitol Hill $ 26,459 $ (40,430) $ -0-

Distributions received from Partnerships

with zero investments:

51st and King 7,080 7,074 7,074

Elk Grove 0 0 2,253,035

Southern Boulevard II 0 52,250 66,500

Income from investments with

non-zero investment:

Capitol Hill 22,356 0 0

Monatiquot Village 3,849,877 0 0

Notre Dame 2,318,564 144,949 182,522

$6,224,336 $ 163,843 $2,509,131

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

Note 1 -- Organization and Accounting Policies -- Continued

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital

(Deficit) of the Partnership For Financial Reporting Purposes

and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

Year Ended December 31,

2000 1999 1998

Net income for financial reporting

purposes $6,142,595 $ 140,495 $2,514,766

Amortization of initial and rent-up

fees and other costs of acquisition

capitalized for financial reporting

purposes and previously deducted for

income tax purposes 0 3,333 3,333

Equity in losses reported by Local

Limited Partnerships for income

tax reporting purposes in excess

of income (losses) for financial

reporting purposes (5,688,565) 689,112 706,851

Accrual and other adjustments for

financial reporting purposes 0 0 (16,636)

Net income (loss) as reported on the

federal income tax return $ 454,030 $ 832,940 $ 3,208,314

Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital

(Deficit) of the Partnership For Financial Reporting Purposes

and Income Tax Reporting Purposes -- Continued

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

Year Ended December 31,

2000 1999 1998

Partners' capital for financial

reporting purposes $10,070,772 $ 3,928,177 $ 5,287,682

Unamortized portion of initial and

rent-up fees and other costs of

acquisition capitalized for finan-

cial reporting purposes and prev-

iously deducted for income tax

purposes (845,264) (899,024) (902,357)

Commissions and offering expenses

capitalized for income tax purposes

and charged to capital for financial

reporting purposes 1,315,039 1,315,039 1,315,039

Equity in cumulative losses of Local

Limited Partnerships for income tax

reporting purposes in excess of

losses for financial reporting

purposes (27,715,800) (21,973,475) (22,662,587)

Accrual and other adjustments for

financial reporting purposes 36,335 36,335 36,335

Partners' capital (deficit) as

reported on the federal income

tax return $(17,138,918) $(17,592,948) $(16,925,888)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interest in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 -- Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 2000, 1999 and 1998, the minimum annual management fee of $57,020 was earned and recorded as an expense of the Partnership. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

During 1998, the Partnership also paid an incentive management fee of $33,250 to one of the local limited partnership's general partnership. The incentive fee was equal to fifty percent of the distributable cash flow to the Partnership.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2000, 1999 or 1998. In addition, as shown in the following table, PSI has become the General Partner in three of the Local Limited Partnerships in which the Partnership has or had investments:

Date PSI Became

Local Limited Partnership General Partner

Notre Dame Apartments March 1977

Capitol Hill Associates December 1978

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method -- Continued

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

Equity In Losses Not Costs of

Capital Income Recorded Acquisition

Contributions (Losses) Subtotal (Note 1) Advances (Note 1) Total

December 31, 2000:

Capitol Hill $ 277,900 $ (484,132) $ (206,232) $ 0 $ 164,605 $ 63,982 $ 22,355

Community Apts. 287,244 (1,266,111) (978,867) 923,941 0 54,926 0

51st & King Drive 166,353 (379,973) (213,620) 166,650 0 46,970 0

Met-Paca II 1,219,550 (4,904,809) (3,685,259) 3,553,927 0 131,332 0

Monatiquot Village 3,287,154 1,146,659 4,433,813 0 0 0 4,433,813

Norway Housing (1,053,606) 816,653 (236,953) 206,426 0 30,527 0

Notre Dame 164,592 5,495,282 5,659,874 0 5,000 0 5,664,874

Southern Boulevard II 445,014 (2,365,834) (1,920,820) 1,816,428 0 104,392 0

Weyerbacher Terrace 703,080 (2,750,989) (2,047,909) 1,920,441 0 127,468 0

$5,497,281 $(4,693,254) $ 804,027 $ 8,587,813 $ 169,605 $ 559,597 $10,121,042

Equity In Losses Not Costs of

Capital Income Recorded Acquisition

Contributions (Losses) Subtotal (Note 1) Advances (Note 1) Total

December 31, 1999:

Capitol Hill $ 277,900 $ (585,944) $ (308,044) $ 52,998 $ 191,064 $ 63,982 $ 0

Community Apts. 287,244 (1,262,793) (975,549) 920,623 0 54,926 0

51st & King Drive 173,434 (497,243) (323,809) 276,839 0 46,970 0

Met-Paca II 1,219,550 (4,940,083) (3,720,533) 3,589,201 0 131,332 0

Monatiquot Village 940,000 (9,783,735) (8,843,735) 8,558,070 0 285,665 0

Norway Housing (1,053,606) 670,439 (383,167) 352,639 0 30,528 0

Notre Dame 193,145 1,359,739 1,552,884 0 0 53,760 1,606,644

Southern Boulevard II 445,014 (2,256,784) (1,811,770) 1,707,378 0 104,392 0

Weyerbacher Terrace 703,080 (2,680,316) (1,977,236) 1,849,767 0 127,469 0

$ 3,185,761 $(19,976,720) $(16,790,959) $17,307,515 $ 191,064 $ 899,024 $1,606,644

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2000 and 1999, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2000, 1999 and 1998, are summarized as follows:

Note 4 -- Investments in Local Limited Partnerships Accounted for on

the Equity Method -- Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

Assets

December 31,

2000 1999

Cash $ 6,333,178 $ 1,974,808

Cash in escrow and other restricted funds 3,297,480 3,948,091

Accounts receivable 323,270 394,441

Prepaid expenses 489,537 549,591

Other assets (net of accumulated amortization) 377,209 387,630

Note receivable 0 28,534

10,820,674 7,283,095

Property on the basis of cost:

Land 5,507,206 1,645,981

Buildings and improvements 51,718,658 51,706,548

57,225,864 53,352,529

Less accumulated depreciation (30,256,133) (42,831,706)

26,969,731 10,520,823

$ 37,790,405 $ 17,803,918

Liabilities and Partners' Capital (Deficit)

Mortgage notes payable $ 36,613,851 $ 29,437,610

Accounts payable and accrued expenses 1,441,627 1,579,624

Notes payable 315,949 5,310,652

Advances from Urban Improvement

Fund Limited -- 1974 169,605 191,064

Tenants' security and other deposits 392,411 504,824

38,933,443 37,023,774

Partners' capital (deficit) per accompanying

statements (1,143,038) (19,219,856)

$ 37,790,405 $ 17,803,918

Note 4 -- Investments in Local Limited Partnerships Accounted for on

the Equity Method -- Continued

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

December 31,

2000 1999 1998

Revenue:

Net rental income $ 13,179,537 $ 12,570,044 $ 12,235,410

Financial income 203,575 289,610 342,183

Other income 180,520 190,686 255,072

13,563,632 13,050,340 12,832,665

Expenses:

Administrative 2,180,071 2,128,904 2,429,293

Utilities 2,394,178 2,227,658 2,053,968

Operating 3,475,572 3,866,962 3,255,656

Taxes and insurance 1,707,968 1,600,756 1,475,794

Financial expenses 2,139,536 1,652,173 1,705,620

Depreciation and amortization 1,842,959 1,320,162 1,302,510

Other expenses 23,976 7,899 34,270

13,764,260 12,804,514 12,257,111

Net income (loss) before gain

on sale of property (200,628) 245,826 575,554

Gain on sale of property 15,921,945 0 4,506,070

Net income $ 15,721,317 $ 245,826 $ 5,081,624

Note 4 -- Investments in Local Limited Partnerships Accounted for on

the Equity Method -- Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

OF LOCAL LIMITED PARTNERSHIPS

Urban

Improvement Other

Fund Limited General

Limited Partners Partners Total

Partners capital (deficit)

at January 1, 1998 $(17,397,037) $ (2,212) $ (2,385,750) $(19,784,999)

Net income -- 1998 2,809,865 296 2,271,463 5,081,624

Distributions -- 1998 (2,363,866) -0- (2,257,353) (4,621,219)

Partners capital (deficit)

at December 31, 1998 (16,951,038) (1,916) (2,371,640) (19,324,594)

Net income -- 1999 242,873 462 2,491 245,826

Distributions -- 1999 (82,794) -0- (58,294) (141,088)

Partners capital (deficit)

at December 31, 1999 (16,790,959) (1,454) (2,427,443) (19,219,856)

Net income -- 2000 15,283,465 488 437,364 15,721,317

Capital contribution 2,347,154 0 44,622 2,391,776

Distributions -- 2000 (35,633) 0 (642) (36,275)

Partners capital (deficit)

at December 31, 2000 $ 804,027 $ (966) $ (1,946,099) $ (1,143,038)

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

December 31,

2000 1999 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income $ 15,721,317 $ 245,826 $ 5,081,624

Adjustments to reconcile net

income to net cash provided

by operating activities:

Depreciation 1,842,959 1,266,352 1,302,510

Gain on sale of investments (15,921,945) 0 0

Decrease (increase) in receivables,

escrows, restricted deposits,

prepaid expenses and other assets (392,006) 598,664 (281,751)

Increase (decrease) in accounts

payable, accrued expenses,

notes payable and tenant

security deposit liability 349,488 334,383 (69,586)

Total adjustments (14,121,504) 2,199,399 951,173

Net cash provided by

operating activities 1,599,813 2,445,225 6,032,797

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures (709,064) (787,755) (782,412)

Proceeds from sale 5,261,264 0 0

Increase in notes receivable 28,534 (28,534) 0

Net cash used by investing

activities 4,580,734 (816,289) (782,412)

CASH FLOWS FROM FINANCING ACTIVITIES:

Mortgage principal payments (1,247,787) (1,254,377) (1,089,668)

Increase in notes payable (26,459) 515,151 440,841

Distributions paid (36,275) (141,088) (4,621,219)

Advances from (repayments to)

affiliates -- net (21,459) 37,930 0

Cash transferred upon sale of

investment (Note 6) (490,197) 0 0

Net cash used by financing

activities (1,822,177) (842,384) (5,270,046)

INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS 4,358,370 786,552 (19,661)

CASH BALANCE AT BEGINNING OF YEAR 1,974,808 1,188,256 1,207,917

CASH BALANCE AT END OF YEAR $ 6,333,178 $ 1,974,808 $ 1,188,256

SUPPLEMENTAL INFORMATION REGARDING

INTEREST PAYMENTS IS AS FOLLOWS:

Interest paid, net of subsidy $ 2,036,524 $ 847,122 $ 917,371

Note 4 -- Investments in Local Limited Partnerships Accounted for on

the Equity Method -- Continued

A reconciliation between the combined net income for financial reporting purposes and the combined income for income tax reporting purposes follows:

For the Year Ended December 31,

2000 1999 1998

Combined net income (loss) for

financial reporting purposes $ 15,721,317 $ 245,826 $ 5,081,624

Excess of depreciation for financial

reporting purposes over depreciation

for tax reporting purposes 314,082 488,799 270,947

Deferral of gain under Section 1031

of the IRS Regulations (15,835,180) 0 0

Accrual adjustments for financial

reporting purposes 20,991 150,453 (5,354)

Combined net income (loss) for income

tax purposes as reported on the

federal income tax returns $ 221,210 $ 885,078 $ 5,347,217

A reconciliation between combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

December 31,

2000 1999 1998

Combined partners' capital (deficit)

for financial reporting purposes $ (1,143,038) $(19,219,856) $(19,324,594)

Deferral of gain under Section 1031

of the IRS Regulations (15,835,180) 0 0

Carrying costs during construction

capitalized for financial reporting

purposes, excess of depreciation

for tax reporting purposes over

depreciation for financial reporting

purposes and accrual adjustments for

financial reporting purposes (1,421,144) (1,756,217) (2,393,259)

Combined partners' capital (deficit)

as reported on the federal income

tax returns $(18,399,362) $(20,976,073) $(21,717,853)

Note 4 -- Investments in Local Limited Partnerships Accounted for on

the Equity Method -- Continued

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

Mortgage Notes Payable

Seven of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA). The mortgage note payable by Monatiquot Village Limited Partnership is not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately 7 percent to 9.9 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $334,587 over periods of forty years. HUD will make monthly interest assistance payments of approximately $84,000 to five Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments of those Local Limited Partners to those required for mortgages carrying a one percent interest rate.

Details of the loans are as follows:

Mortgage Balance Mortgage Balance

December 31, 2000 December 31, 1999

HUD insured $15,692,867 $19,366,649

MFHA insured 2,376,984 3,029,998

Not insured 18,544,000 7,040,963

$36,613,851 $29,437,610

Note 4 -- Investments in Local Limited Partnerships Accounted for on

the Equity Method -- Continued

Mortgage Notes Payable -- Continued

The scheduled principal reductions for the next five years are as follows:

Year Ended December 31, Amount

2001 $ 757,856

2002 851,057

2003 18,907,781

2004 760,498

2005 825,104

Beyond 14,511,555

$36,613,851

National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2000, approximately $3,159,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

Seven of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2000 and 1999, the Local Limited Partnerships received approximately $5,518,000 and $4,731,000, respectively, in rent supplement and Section 8 funds.

Note 4 -- Investments in Local Limited Partnerships Accounted for on

the Equity Method -- Continued

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

Affiliate

Percent of of General

Partnership Revenues 2000 Expense Partner

Capitol Hill 10.75% $ 79,614 No

Community Apartments 9.00% $ 70,472 Yes

51st and King 6.00% $ 38,334 Yes

Met-Paca II 5.62% $101,376 Yes

Monatiquot Village 4.00% $ 79,277 No

Norway House 4.00% $ 68,152 Yes

Notre Dame 10.62% $125,519 No

Southern Boulevard II 5.88% $ 92,884 Yes

Weyerbacher 6.63% $ 99,721 Yes

Note 5 -- Sale of the Assets of Elk Grove Village

The property of Elk Grove Village was sold during 1984. The sales price of $11,235,930 was composed of $5,855,464 for assumption of the underlying mortgage and installment payments of $5,380,466.

The final installment was due on December 31, 1999 along with accrued interest. Interest will continue to accrue at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent that the property has distributable cash flow in excess of $10,000. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For each of the years ended December 31, 1997 and 1996, the Partnership received and recorded interest income of $15,217. During 1998, with the consent of the Partnership, Elk Grove Village Associates agreed to discount the note to accept $4,500,000 in full satisfaction of the note and accrued interest. This resulted in a discount of approximately $3,520,000.

Note 6 -- Sale of the Assets of Monatiquot Village

Summary of Assets sold and acquired:

Sold Transfer Total Acquired Net

Capital contribution $2,347,154 $2,347,154

Proceed for sale and

reinvested (2,500,000) (2,500,000) 2,500,000 -

Gain on sale 11,834,398 44,623 11,879,021 11,879,021

Assets transferred

and acquired:

Escrows 264,167 216,137 480,304 (219,131) 261,173

Receivables 20,534 16,801 37,335 - 37,335

Prepaids 25,164 20,585 45,749 - 45,749

Land 334,839 59,089 393,928 (4,500,000) (4,106,072)

Buildings, net 1,510,032 266,477 1,776,509 (18,451,107) (16,674,598)

Other assets (354,871) (354,871)

Liabilities transferred

and acquired:

Accounts payable (203,879) (166,810) (370,689) (23,583) (394,272)

Security deposits (90,576) (74,108) (164,684) 157,538 (7,146)

Notes (4,790,441) (252,128) (5,042,569) - (5,042,569)

Mortgages (6,673,846) (351,255) (7,025,101) 18,544,000 11,518,899

Cash transferred $ (269,608) $ (220,589) $ (490,197) $ - $ (490,197)

Note 7 -- Sale of the Assets of Notre Dame Apartments

The property of Notre Dame Apartments was sold in a tax-free exchange during 2000 resulting in a book gain of $2,318,564, which is deferred for tax reporting purposes. The Partnership's share of the net assets from the sale was $5,710,301.

Note 8 - Selected Quarterly Financial Data

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations:

First Second Third Fourth

2000 Quarter Quarter Quarter Quarter Total

Loss before equity

in income of local

limited partnerships $ (3,465) $ (36,748) $ (25,905) $ (15,623) $ (81,741)

Equity in income

of local limited

partnerships 2,537,500 37,500 71,039 3,578,297 6,224,336

Net income $ 2,534,035 $ 752 $ 45,134 $3,562,674 $ 6,142,595

Income per LP unit $ 220 $ 0 $ 3 $ 312 $ 535

First Second Third Fourth

1999 Quarter Quarter Quarter Quarter Total

Income (loss) before

equity in income of

(loss) of local

limited partnerships $ 5,206 $ (31,100) $ 9,207 $ (6,661) $ (23,348)

Equity in income (loss)

of local limited

partnerships 45,630 62,274 (4,370) 60,309 163,843

Net income $ 50,836 $ 31,174 $ 4,837 $ 53,648 $ 140,495

Income per LP unit $ 4 $ 3 $ 1 $ 4 $ 12

During the year ended December 31, 2000, the Partnership sold the assets of two investments in local limited partnerships. The gain was estimated in the first quarter and adjusted in the fourth quarter as documentation was available. (See Notes 6 and 7 to the financial statements.)

URBAN IMPROVEMENT FUND LIMITED -- 1974

(A Limited Partnership)

INDEBTEDNESS OF RELATED PARTIES

December 31,

Change Change

2000 2000 1999 1999 1998

Advances to (repayments from)

local limited partnerships:

Capitol Hill $ 164,605 $ (26,459) $ 191,064 $ 40,430 $ 150,633

Notre Dame 5,000 5,000 -0- (2,500) 2,501

$ 169,605 $ (21,459) $ 191,064 $ 37,930 $ 153,134

All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership for Capitol Hill Associates because the investment in this partnership has been reduced to zero under the equity method of accounting.

URBAN IMPROVEMENT FUND LIMITED -- 1974

(A Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS

December 31, 2000

Life over which

depreciation

in latest

Date of income

Description Buildings & Accumulated completion of Date statement

Partnership/location No. of units Land Improvements Total Depreciation construction acquired is computed

Capitol Hill Associates

Denver, Colorado 121 apartments $ 309,590 $ 2,852,568 $ 3,162,158 $ (1,965,980) 1975 1974 5-25 years

Community Apartments, Ltd.

Cleveland, OH 148 apartments 182,031 2,075,954 2,257,985 (2,041,711) 1975 1974 15-25 years

51st and King Drive

Chicago, IL 96 apartments 100,858 2,690,269 2,791,127 (2,406,166) 1975 1974 15 years

Met-Paca II Associates

New York, New York 192 apartments 205,597 7,697,094 7,902,691 (7,499,568) 1976 1974 727½ years

Monatiquot Village Associates

Braintree, MA 324 apartments 4,500,000 18,664,309 23,164,309 (704,653) 1975 1974 4-40 years

Norway Housing Associates

Boston, MA 136 apartments 150,026 3,331,715 3,481,741 (3,331,715) 1975 1974 325 years

Southern Boulevard II

New York, New York 175 apartments 37,441 6,738,960 6,776,401 (6,050,968) 1975 1974 727½ years

Weyerbacher Terrace

Indianapolis, IN 296 apartments 21,663 7,667,789 7,689,452 (6,255,372) 1976 1974 530 years

$ 5,507,206 $51,718,658 $57,225,864 $(30,256,133)

Building and Accumulated

Land Improvements Cost Depreciation

Balance at January 1, 1999 $ 1,645,981 $ 50,918,703 $ 52,564,684 $ 41,565,354

Additions 0 787,845 787,845 1,266,352

Balance at December 31, 1999 1,645,981 51,706,548 53,352,529 42,831,706

Additions 4,500,000 19,160,170 23,660,170 1,662,220

Deletions (638,775) (19,148,060) (19,786,835) (14,237,793)

Balance at December 31, 2000 $ 5,507,206 $ 51,718,658 $ 57,225,864 $ 30,256,133

URBAN IMPROVEMENT FUND LIMITED 1974

(A Limited Partnership)

MORTGAGE LOANS ON REAL ESTATE

December 31, 2000

Outstanding Gross Net

Description Mortgage Interest Interest Gross Interest Net Maturity Balloon at Insured

Partnership/Location No. of Units Balance Rate Rate Payment Subsidy Payment Date Maturity By

Capitol Hill Associates

Denver, Colorado 121 apartments $ 1,667,714 8.75% 1.00% $ 16,536 $(11,654) $ 4,882 Mar 1, 2016 0 HUD

Community Apartments, Ltd.

Cleveland, OH 148 apartments 1,191,117 7.00% 7.00% 10,649 0 10,649 Jan 1, 2016 0 FHA

51st and King Drive

Chicago, IL 96 apartments 1,326,595 7.00% 1.00% 18,845 (7,729) 11,116 Aug 1, 2015 0 HUD

Met-Paca II Associates

New York, New York 192 apartments 4,711,016 7.00% 7.00% 40,513 (25,569) 14,944 Mar 1, 2017 0 HUD

Monatiquot Village Associates

Braintree, MA 324 apartments 18,544,000 9.85% 9.85% 166,878 0 166,878 Mar 1, 2003 18,166,893 None

Norway Housing Associates

Boston, MA 136 apartments 2,376,984 7.90% 7.90% 21,069 0 21,069 Mar 1, 2017 0 MHFA

Southern Boulevard II

New York, New York 175 apartments 3,111,994 7.75% 1.00% 27,827 (19,102) 8,725 Jul 1, 2017 0 HUD

Weyerbacher Terrace

Indianapolis, IN 296 apartments 3,684,431 7.00% 1.00% 32,270 (20,376) 11,894 Dec 1, 2016 0 HUD

$36,613,851 $ 334,587 $ (84,430) $ 250,157