Form 10QSB
period 2001-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2001-07-31
CIK 102343

[COMMENT1]	UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2001

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

	PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)


	ASSETS

	June 30,	December 31,
	    2001   	    2000

Cash and cash equivalents	$    11,060	$    12,591
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method	 10,082,443	 10,121,042

Total Assets	$10,093,503	$10,133,633


	LIABILITIES AND PARTNERS' CAPITAL


Accounts payable	$    21,080	$     5,500
Management fee payable	83,777	55,265
Distribution payable	      2,096	      2,096
					106,953	62,861

Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding	99,865	100,708

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding	  9,886,685	  9,970,064
 	 				  9,986,550	 10,070,772

Total Liabilities and Partners' Capital	$10,093,503	$10,133,633








Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS' CAPITAL

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)



	June 30,	December 31,
	   2001   	   2000
General Partner Interest - 115 Partner-
ship units issued and outstanding	$   115,192	$   115,192

Limited Partners' Interest - 11,404
Partnership units issued and
outstanding	 11,404,000 	 11,404,000
	11,519,192 	11,519,192

Offering Expenses	(1,315,039)	(1,315,039)

Distributions to Partners	(2,681,501)	(2,681,501)

Accumulated earnings through
December 31, 2000	2,548,120	2,548,120

Income (loss) for six-month period
	ended June 30, 2001	    (84,222)	          0
	 (1,532,642)	 (1,448,420)

Partners' Capital at End of Period	$ 9,986,550	$10,070,772



















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME
	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended     	      Period Ended
	        June 30,       	        June 30,
	   2001   	   2000   	   2001   	   2000

Revenues								$      45	$      53 	$     485	$   17,097

Cost and expenses:

Professional fees		5,000	5,000 	10,050	10,000

Management fee				14,255	14,255 	28,510	28,510

Other expenses				11,851	16,713 	14,624	17,134

Amortization					     1,050	       833	     2,100	    1,666
	    32,156	    36,801	    55,284	   57,310

Income (Loss) before equity of
Local Limited Partnerships	(32,111)	(36,748)	(54,799)	(40,213)
Equity in net income of Local
Limited Partnerships	   (41,223)	    37,500	   (29,423)	 2,575,000

Net Income (loss)			$  (73,334)	$      752 	$  (84,222)	$2,534,787

Allocation of net income:

Net income (loss) allocated
	to General Partner	$      (73)	$       75	$      (84)	$   25,347

Net income (loss) allocated
	to Limited Partners	   (73,261)	       677	   (84,138)	 2,509,440

	$  (73,334)	$      752	$  (84,222)	$2,534,787

Net income (loss) allocated
	to Limited Partners per
Limited Partnerships
Unit (11,394 units out-
standing at June 30,
2001 and 2000)				$         (7)	$       0	$       (8)	$      220







Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended     	      Period Ended
	        June 30,       	        June 30,
											   2001   	   2000   	   2001   	   2000
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)	$ (73,334)	$    752	$ (84,222)	$2,534,787
  Adjustments to reconcile
  net income to net cash
  used by operating
  activities:
  Amortization of initial
  and rent-up fees	1,050	833	2,100	1,666
  Equity in net income of
  local limited partner-
  ships				41,223	(37,500)	29,423	(2,575,000)
  (Increase) decrease in
    receivable from affil-
    iate, distribution and
    deposit			0	0	0	614,771
  Increase (decrease) in
    Trade accounts payable
    and accrued management
    fees					  30,335	  34,012	   44,091	    51,012
  Total adjustments	  72,608	  (2,655)	   75,614	 (1,907,551)
    Net cash used by
      operating activities	(726)	(1,903)	(8,608)	627,236

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Distribution received	7,077	0	7,077	0
  Contributions for investment	0	0	0	(2,347,154)

  Net advances repaid by
  limited partnerships	       0	  (2,500)	       0	    (2,500)

Net cash provided by investing
activities						   7,077	  (2,500)	   7,077	 (2,349,654)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	6,351	(4,403)	(1,531)	(1,722,418)

CASH BALANCE AT BEGINNING OF
PERIOD								   4,709	   5,098	  12,591	 1,723,113

CASH BALANCE AT END OF PERIOD	$ 11,060	$    695	$ 11,060	$      695






Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partner-ships), which own federal and state-assisted housing projects.
The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

Note 2 - Method of accounting - As of June 30, 2001, the Partnership has investments in nine active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partner-ship, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partner-ship investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates
The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Management of Urban Improvement Fund Limited - 1974
Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020). Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the six-month period ended June 30, 2001 and 2000, the minimum fee of $14,255 has been accrued. At June 30, 2001, management fees of $83,777 have been recorded as a liability to the General Partner.

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

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a one-hundred percent interest. Partnership Services, Inc.
(PSI), another corporation in which Paul H. Pfleger is a one-hundred percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

					Date PSI Became
Local Limited Partnership	General Partner

Notre Dame Apartments	March 1977
Capitol Hill Associates	December 1978

Note 3 - Investments in Local Limited Partnerships - As of June 30, 2001, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

 June 30, 2001 	December 31, 2000

Capital contributions	$ 8,573,458	$ 8,573,458

Distributions	(3,076,177)	(3,076,177)

Equity in losses	3,858,060	3,894,559

Advances	169,605	169,605

Unamortized costs of acquisitions	    557,497	    559,597

	$10,082,443	$10,121,042

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended June 30, 2001 and 2000.

The components of the Partnership's equity in income of the
Local Limited Partnerships for the three months and six months ended June 30, 2001 and 2000, is summarized as follows:
	For the Three-Month	For the Six-Month
	     Period Ended      	     Period Ended
	       June 30,        	       June 30,
											   2001    	   2000   	   2001   	   2000

Income (loss)from non-zero
  investment:
		Notre Dame				$  (70,300)	$   37,500	$    2,500	$   75,000
		Capitol Hill				25,000	0	50,000	0
		Monatiquot					(3,000)	0	(89,000)	 2,500,000
Distributions from zero
  investments:
		51st and King				     7,077	         0	    7,077	         0

											$  (41,223)	$   37,500	$ (29,423)	$2,575,000

During February 2000, Monatiquot Village Associates exchanged its real estate in a tax free exchange. The Partnership' share of the proceeds was $2,500,000 which was recorded as income during the quarter ended June 30, 2000. In addition, the Partnership contributed an additional $2,347,154 to Monatiquot Village Associates to fund the purchase of the exchange property. Monatiquot Village Associates purchased a 460-unit complex in Santa Maria, California.

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


URBAN IMPROVEMENT FUND LIMITED -1974
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner





Date	July 31, 2001	/s/Michael Fulbright
				(Signature)
				By:  Michael Fulbright, Secretary





Date	July 31, 2001	/s/John M. Orehek
				(Signature)
				By: John M. Orehek, Senior Vice President


-14-