Form 10QSB
period 2001-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2001-11-20
CIK 102343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2001

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

	PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)


	ASSETS

	        September 30,	December 31,
	    2001     	    2000

Cash and cash equivalents	$   10,481 	$   12,591
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method	 9,988,306 	 10,121,042

Total Assets	$9,998,787 	$10,133,633



	LIABILITIES AND PARTNERS' CAPITAL


Accounts payable	$   13,500 	$     5,500
Management fee payable	98,032 	55,265
Distribution payable	2,096 	2,096
Advance from General Partner	    11,080 	       -0-
	124,708 	62,861

Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding	98,740 	100,708

  Limited Partners - 11,404 Partnership units
    authorized, issued and outstanding	 9,775,339 	 9,970,064
 	 				 9,874,079 	 10,070,772

Total Liabilities and Partners' Capital	$9,998,787 	$10,133,633







Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS' CAPITAL

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)



	September 30,	December 31,
	    2001     	   2000
General Partner Interest - 115 Partner-
ship units issued and outstanding	$   115,192 	$   115,192

Limited Partners' Interest - 11,404
Partnership units issued and
outstanding	 11,404,000 	 11,404,000
	11,519,192 	11,519,192

Offering Expenses	            ( 1,315,039)	(1,315,039)

Distributions to Partners	(2,681,501)	(2,681,501)

Accumulated income (loss) through
December 31, 2000	2,548,120	2,548,120

Loss for nine-month period ended
September 30, 2001	 (196,693) 	        -0-
	 (1,645,113)	 (1,448,420)

Partners' Capital at End of Period	$ 9,874,079 	$ 10,070,772
















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME
	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)

		For the Three-Month 		For the Nine-Month
		      Period Ended      		      Period Ended
		      September 30,     		      September 30,
	   2001    	   2000    	   2001    	   2000

Revenues		    					$     80 	$ 268 	$   564 	$ 17,366


Cost and expenses:

Professional fees			5,000 	10,000 	15,050 	20,000

Management fee		   	14,255 	14,255 	42,765 	42,765

Other expenses	   		2,245 	1,085 	16,869	18,218

Amortization		   		     1,050 	       833 	     3,150 	    2,500
	    22,550 	    26,173 	    77,834 	  83,483

Income (Loss) before equity of
Local Limited Partnerships	(22,470)	   (25,905)	(77,270)	(66,117)
Equity in net income (loss) of
Local Limited Partnerships	   (90,000) 	   71,039	 (119,423) 	 2,646,039

Net income (loss)						 $ (112,470      $ 45,134   $ (196,693)     $ 2,579,922

Allocation of net income (loss):

Net income (loss) allocated
To General Partner	$    (1,116)	$   4,513 	$  (1,966) 	$   25,799

Net income (loss) allocated
To Limited Partners 	   (111,354) 	     40,621 	 (194,727) 	    2,554,123

	$ (112,470) 	$   45,134 	$(196,693) 	$  2,579,922

Net income allocated to
Limited Partners per
Limited Partnerships
Unit (11,404 units out-
standing at September 30,
2001 and 2000) 				$       10 	$     4 	$     (17) 	$     223




Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED - 1974
	(A Limited Partnership)

		For the Three-Month  	For the Nine-month
		      Period Ended   	   Period Ended_____
		      September 30,          September 30,
	   2001    	   2000    	   2001    	   2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	   				$   (112,470) 	$    45,134 	$(196,693) 	$   2,579,922
Adjustments to reconcile net
income to net cash used by
operating activities:
Amortization of initial
and rent-up fees	1,050 	833 	3,150 	2,500
Equity in net income of
local limited partnerships	 90,000	(71,039)	119,423	(2,646,039)
(Increase) decrease in
  receivable from affiliate,
  distribution and deposit	-0-	(7,838) 	-0- 	606,934
Increase (decrease) in trade
  accounts payable and accrued
management fees	    17,755	    (4,750) 	     61,847 	     46,262
  Total adjustments	  108,805	    (82,794) 	___ 184,420	   (1,990,343)
    Net cash used by
      operating activities	(3,665)	(37,660) 	(12,273) 	589,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution received	-0-	36,511 	7,077 	36,511
Contributions for investment    -0- 	-0- 	-0-                  (2,347,154)
Net advances repaid by
limited partnerships	   3,086	    26,459	     3,086 	    23,956
Net cash provided by investing
activities	   				   3,086 	___ 62,970	___ 10,163	    (2,286,687)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(579) 	25,310	(2,110)	(1,697,108)
CASH BALANCE AT BEGINNING OF
PERIOD			   				     11,060 	_____ 695 	 12,591 	 1,723,113

CASH BALANCE AT END OF PERIOD	$  10,481 	$   26,005 	$   10,481 	$   26,005



Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION
	            September 30, 2000___________



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

Note 2 - Method of accounting - As of September 30, 2001, the
Partnership has investments in nine active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the
        Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received.
Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 3 - Management of Urban Improvement Fund Limited - 1974
Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020). Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred.
For the nine-month period ended September 30, 2001 and 2000, the minimum fee of $14,255 has been accrued. At September 30, 2001, management fees of $98,032 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of September
30, 2001, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The
        Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership.
The investments in Local Limited Partnerships are comprised of:

 September 30, 2001 	December 31, 2000

Capital contributions	$ 8,573,458	$ 8,573,458

Distributions	(3,083,254)	(3,076,177)

Equity in losses	3,775,136	3,894,559

Advances	166,519	169,605

Unamortized costs of acquisitions	    556,447	    559,597

	$ 9,988,306	$10,121,042

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended September 30, 2001 and 2000.

The components of the Partnership's equity in income of the Local
Limited Partnerships for the three months and nine months ended
September 30, 2001 and 2000, is summarized as follows:
	For the Three-Month	For the Nine-Month
	     Period Ended         Period Ended
	      September 30,      September 30,
         2001    	   2000   	 2001      2000

Income (loss)from non-zero
  investment:
		Notre Dame				$  (70,000)	$   37,500	$    (67,500)	$   112,500
		Capitol Hill				25,000	0	75,000	0
		Monatiquot					(45,000)	0	(134,000)	 2,500,000
Repayment from (advance to)
		 partnership with zero
			investment:
		 Capital Hill 			-0-	26,459	-0-	26,459
Distributions from zero
  investments:
		51st and King				        -0-	     7,080	    7,077	      7,080

											$  (90,000)	$   71,039	$ (119,423)	$2,646,039

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


URBAN IMPROVEMENT FUND LIMITED -1974
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner





Date November 20, 2001	/s/Michael Fulbright
    		          	    (Signature)
			By:  Michael Fulbright, Secretary





Date November 20, 2001	/s/John M. Orehek
			         (Signature)
			By: John M. Orehek, Senior Vice President