Form 10KSB
period 2001-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2002-09-20
CIK 102343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-8071

               URBAN IMPROVEMENT FUND LIMITED - 1974
(Exact name of small business issuer (Issuer) as specified in its charter)

          California                            95-6504946
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization	Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington     98101-3076
   (Address of principal executive offices)             (ZIP code)

Issuer's telephone number, including area code:    (206) 622-9900

Securities registered pursuant to Section 12(b) of the
Exchange Act:       None

Securities registered pursuant to Section 12(g) of the Exchange
Act:       None


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.         $501

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2001. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

The matters discussed in this form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the small business issuer ("Issuer") from time-to-time. The discussion of the Issuer's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Issuer's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.  Business

Description of Business

Urban Improvement Fund Limited - 1974, a California limited partnership (the "Partnership" or the "Issuer"), was formed in January 1974 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The partnership will terminate on December 31, 2015. The termination can be earlier or later with the approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources.

The Partnership commenced operations after offering 11,394 limited partnership units, at a price of $1,000 per interest, through a public offering registered in 1974 with the Securities and Exchange Commission (the "Offering"). The Offering terminated with subscriptions for all 11,394 limited partnership units.

The Partnership's business is to hold limited partnership interest in local limited partnerships, each of which owns and operates a multifamily rental housing property ("Properties") which receives one or more forms of assistance from the federal government. There is a local general partner for each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 5 Management's Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnership.

The Issuer originally acquired equity interests as a limited partner in twelve (12) such LLPs. The Elk Grove Village property was sold through a resyndication in 1984. The Elk Grove Village partnership received the final proceeds for the note receivable for the sale of the property during 1998. The TDC & Associates property was donated in December 1985 to the Tenant's Development Association. The Logan-Washington Associates property foreclosed in 1993.

During February 2000, Monatiquot Village Associates sold its real property in a tax-free exchange. The proceeds were reinvested in February 2000 into Village Green Apartments, a 460-unit conventional property located in Santa Maria, California. During December 2000, Notre Dame Apartments sold its real property in a tax-free exchange. The proceeds were reinvested in May 2001 into Trail Walk Apartments, a 180-unit conventional property located in Kenmore, Washington.


The remaining seven properties and the two new replacement properties are described in Item 2 hereof.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited has an Investment

                        Limited                   Financed,
Property Name,        Partnership               Insured and
Location and           Ownership     Number      Subsidized
Partnership Name       Interests    of Units        Under

Capitol Hill
 Apartments             95.00%   121 residential   Section 236
 Denver, Colorado
(Capitol Hill Associates)

Community Apartments    99.00%   147 residential   Section 221(d)(3)
 Cleveland, Ohio
(Community Apartments, Ltd.)

51st & King Drive       98.75%    96 residential   Section 236
 Apartments
 Chicago, Illinois
(51st & King Drive Partnership)

Met-Paca II             95.00%   192 residential   Section 236
 New York, New York
(Met-Paca II Associates)

Norway Housing          95.00%   136 residential    MHFA
 Boston, Massachusetts
(Norway Housing Associates)

Southern Boulevard II   95.00%   175 residential   Section 236
 Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments   98.00%   180 residential     Conventional
 Kenmore, Washington
(Notre Dame Apartments)

Village Green
 Apartments             95.00%   460 residential     Conventional
 Santa Maria, California
(Monatiquot Village Associates)

Weyerbacher Terrace     95.00%   296 residential   Section 236
 Indianapolis, Indiana
(Weyerbacher Terrace Associates)

                                 Units Receiving
Property Name, Location         Rental Assistance
And Partnership Name           Under Section 8 (c)

Capitol Hill Apartments                121
 Denver, Colorado
(Capitol Hill Associates)

Community Apartments                   147
 Cleveland, Ohio
(Community Apartments, Ltd.)

51st & King Drive                       96
 Apartments
 Chicago, Illinois
(51st & King Drive Partnership)

Met-Paca II                            192
 New York, New York
(Met-Paca II Associates)

Norway Housing                         136
 Boston, Massachusetts
(Norway Housing Associates)

Southern Boulevard II                  175
 Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments                  N/A
 Kenmore, Washington
(Notre Dame Apartments)

Village Green Apartments               N/A
 Santa Maria, California
(Monatiquot Village Associates)

Weyerbacher Terrace                    296
 Indianapolis, Indiana
(Weyerbacher Terrace Associates)

The Partnership's investment objectives are to:

(1) preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.


Regulation of Affordable Housing

The real estate business is highly competitive. The Issuer competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Issuer has invested in existing government-assisted housing projects.
 Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation. The Issuer's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federally-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation.

The Federal Housing Administration ("FHA") has contracted with the two subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one-year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under
Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original Section 8 contracts. This new legislation will affect the local limited partnerships in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents.
This will be accomplished in various ways, the goal being to reduce
Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under the tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local
Limited Partnership.

Of the seven partnership units which receive rent subsidies from
Section 8 contracts, six of the contracts expire during the year ending December 2002 and one expires April 1, 2016. The Housing
Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the
Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

Item 2.  Properties

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2001:

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

COMMUNITY APARTMENTS, LTD. The partnership owns a 147-unit project located in Cleveland, Ohio. The project consists of two-story row-type buildings of wood frame construction with a masonry exterior.
The project was rehabilitated under Section 221(d)(3) of the National Housing Act. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

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

NOTRE DAME APARTMENTS. The partnership owned a 205-unit project located in the Pacific Heights area of San Francisco, California, consisting of a five-story building of reinforced concrete, cement and plaster construction. The property was sold in December 2000 in a tax-free exchange. The proceeds were reinvested in May 2001 with the purchase of Trail Walk Apartments, a 180-unit conventional property located in Kenmore, Washington.

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

Occupancy Rates of Properties

		       Partnership       	  2001 	  2000

            Capital Hill                 99.10%            96.50%
            Community Apartments         95.60%            95.40%
            51st and King                90.80%            94.90%
            Met-Paca II                  98.10%            98.20%
            Monatiquot Village          100.00%            99.00%
            Norway House                 98.70%            99.40%
            Notre Dame                  100.00%             N/A
            Southern Boulevard II        98.10%            99.30%
            Weyerbacher                 100.00%           100.00%

Average Annual Rental Per Unit of Properties

                    Partnership         2001                 2000

            Capitol Hill              $  6,320             $ 6,179
            Community Apartments      $  6,291             $ 5,842
            51st and King             $  7,243             $ 6,769
            Met Paca II               $  9,790             $ 9,387
            Monatiquot Village        $  7,883             $ 6,735
            Norway House              $ 13,405             $12,727
            Notre Dame                $  7,235                N/A
            Southern Boulevard II     $ 10,004             $ 9,028
            Weyerbacher               $  4,577             $ 5,169

Property Real Estate Taxes of Properties

                Partnership             2001                2000

            Capitol Hill              $ 39,620            $ 24,959
            Community Apartments      $ 21,420            $ 55,304
            51st and King             $ 63,325            $ 73,400
            Met Paca II               $194,641            $183,947
            Monatiquot Village        $241,457            $170,240
            Norway House              $125,095            $134,224
            Notre Dame                $122,197               N/A
            Southern Boulevard II     $190,545            $190,499
            Weyerbacher               $122,677            $112,937

Federal Tax Basis Information of Properties

                           Federal      Original       Building
Partnership               Tax Basis      Method          Life

Capitol Hill            $ 3,333,007         SL           25
Community Apartments    $ 2,038,238         SL & 125%    5-25
51st and King           $ 2,801,212         SL           15-25.5
Met Paca II             $ 6,805,353         SL           27.5
Monatiquot Village      $11,997,362         SL           27.5
Norway House            $ 3,106,742         SL           5-25
Notre Dame              $12,923,775         SL           25
Southern Boulevard II   $ 6,182,901         SL           27.5
Weyerbacher             $ 7,776,147         SL           15-30

                           Bldg. Improvements  Personal Property
Partnership                Method    Life    Method      Life

Capitol Hill                   SL   25          SL        5-7
Community Apartments           SL   15-25       SL        5
51st and King                  SL   15-25.5     SL        5-7
Met Paca II                    SL   27.5        SL        5-7
Monatiquot Village             SL   27.5        SL        5
Norway House                   SL   25          SL        3-10
Notre Dame                     SL   25          SL        5-7
Southern Boulevard II          SL   27.5        SL        5-7
Weyerbacher                    SL   5-30        SL        5-24

Item 3.  Legal Proceedings

There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a limited partner.

PART II

Item 4.  Market for Common Equity and Related Partnership Matters

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Units in the Partnership were sold through a public offering.
There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the Issuer. Equity Resources purchased 252 units at a cost of $100 per unit. During the year ended December 31, 2001, Equity Resources purchased 287 units at a cost of $210 per unit. Equity Resources is not affiliated with the General Partner.

The General Partner and an affiliate of the General Partner purchased 159 units during the year ended December 31, 2000. The purchase price was $100 per unit. An affiliate of the General Partner purchased 300 units during the year ended December 31, 2001. The purchasing price was $210 per unit.

During the year ended December 31, 2000, seven partners transferred 100 units to other individuals or partners. During the year ended December 31, 2001, five partners transferred 80 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

Holders -
Title of        Name & Address of   Amount and Nature of      % of
 Class          Beneficial Owner    Beneficial Ownership     Class

General Partner  Interfinancial Real       115 Units           100%
 Interest        Estate Management Co.     ($5,000)
                 1201 Third Avenue
                 Suite 5400
                 Seattle, Washington 98101-3076

Limited Partner  C. T. Holland              625 Units         5.425%
 Interest        Henderson, Texas 75652     ($625,000)

                 642 other Limited Partners  10,769 Units
                                             ($10,779,000)   94.575%

                                                            100.000

Interfinancial Real Estate Management Company owned 379 units of  Limited Partnership interest at December 31, 2001.  An affiliate of
        Interfinancial Real Estate Management Company owned 482 units of Limited Partnership interest at December 31, 2001.

The Issuer has no officers or directors.  Interfinancial Real
Estate Management Company, the General Partner of the Issuer, is a corporation.

There were no cash distributions during 2001 or 2000. Dividends can only be paid from available cash flow.

Part III

Item 5.  Management's Discussion and Analysis of or Plan of
Operations

This should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Seven of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. Monatiquot Village Associates and Notre Dame Apartments have no restriction on distributions and their General Partner is an affiliate of the General Partner of the Issuer.

During the period 2001 to 2000, cash distributions from Local Limited Partnerships totaled $294,562 in 2001 and $35,633 in 2000. These funds were utilized to fund operations. The General Partner anticipates it will receive adequate distributions from the Local
Limited Partnerships to maintain operations.

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

Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years. This trend is expected to continue. The Partnership has advanced funds to selected Local Limited Partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

                                        2001              2000

Urban's share of distributions       $ 294,562         $  35,633

Advances (made to) repaid by
 Local Limited Partnerships          $   3,349         $  21,459

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020.) The Partnership recorded management fee expense of $57,020 per year for 2001 through 2000. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The Partnership has entered into an incentive management agreement with two of the General Partners of the local limited partnerships to pay a fee based on a percentage of surplus cash paid. These fees are paid from distributions received from the Local Limited Partnerships. Details of the agreement are as follows:

Southern Boulevard II - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions. During 2001 and 2000, these Partnerships did not generate sufficient surplus cash to pay the incentive management fees.

                        Amount               Percentage

                    Up to $52,667              36.84%
                    Over $52,667               50%

51st and King Drive - The local General Partner receives, as an incentive management fee, an amount equal to 50% of surplus cash in excess of the cumulative priority distribution. The amounts paid under this agreement were $2,980 in 2001 and $5,867 in 2000.

Other expenses represent cost associated with investor communication and state income tax payments which can vary from year-to-year.

At December 31, 2001, the Partnership had investments in nine active real estate limited partnerships as a Limited Partner.
The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 2001 and 2000 is summarized as follows:



                                       2001               2000
Net repayments of advances by
 (advances to)Partnerships with
 zero investments:
  Capitol Hill                     $         0        $   26,459

Distributions received from
 Partnerships with zero
 investments:
  51st and King                           7,077            7,080

Income (loss) from investments
 with non-zero investments:
  Capitol Hill                            1,864           22,356
  Monatiquot Village
   (d/b/a Village Green
   Apartments)                         (250,387)       3,849,877
  Notre Dame (d/b/a Trail
   Walk Apartments)                    (109,027)       2,318,564
  Norway Housing                        224,334                0

                                    $  (126,239)      $6,224,336

Monatiquot Village Associates and Notre Dame Apartments sold their properties in 2000 in tax-free exchanges. Monatiquot reinvested the proceeds in February 2000 and Notre Dame reinvested their proceeds in May 2001. For financial reporting purposes, the investments were increased to equal the Issuer's share of the cash proceeds from the sale. The gain for Monatiquot was $3,849,877 and the gain for Notre Dame was $2,318,564.

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

The Partnership's investment objectives are to preserve and protect Partnership capital and provide capital appreciation through increased value of the Partnership's investment.

Item 6. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1974 (the "Registrant," "Issuer" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant Certified Public Accountant was engaged to provide the service for the Issuer.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a former partner in Smith & Radigan, Certified Public accountants, LLC while they were the principal auditors of the Issuer. Kenneth W. Bryant has formed a new firm and has been engaged by the General Partner as the principal auditor of the Issuer.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Issuer has provided a copy of this disclosure to the former accountant, and the Issuer has received from the former accountant, a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Issuer. This letter is filed as an Exhibit to this report.

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 7.  Financial Statements

Urban Improvement Fund Limited -1974

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor

Balance Sheet - December 31, 2001

Statements of Operations - Years ended December 31, 2001 and 2000

Statements of Changes in Partners' Capital (Deficit) - Years ended
        December 31, 2001 and 2000.

Statements of Cash flows - Years ended December 31, 2001 and 2000

  Notes to Financial Statements


Kenneth  W. Bryant
Certified Public Accountant
555 North Point Center East
Fourth Floor
Alpharetta, GA 30022
678-366-5150

INDEPENDENT AUDITOR'S REPORT

To The Partners
Urban Improvement Fund Limited - 1974

I have audited the accompanying balance sheet of Urban Improvement Fund Limited - 1974 (a Limited Partnership), as of December 31, 2001, and the related statements of income, changes in partners' capital and cash flows for the year ended December 31, 2001. These financial statements and financial statement schedules are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of six of Urban Improvement Fund Limited - 1974's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and in my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents two percent of total assets at December 31, 2001; and its equity in their operations represents zero percent of the net income for 2001. The financial statements of Urban Improvement Fund Limited - 1974 as of December 31, 2000 were audited by other auditors whose report dated April 20, 2001 expressed an unqualified opinion.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/Kenneth W. Bryant, Certified Public Accountant




Atlanta, Georgia
June 14, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
Community Apartments, Ltd.
Beachwood, Ohio


We have audited the accompanying balance sheets of Community Apartments, Ltd., FHA Project No. 042-35141, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 18, 2002, on our consideration of Community Apartments, Ltd. internal control, and reports dated February 18, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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



                        /s/Baumgarten & Company LLP


Cleveland, Ohio
February 18, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
Southern Boulevard Partners II


We have audited the accompanying balance sheets of Southern Boulevard Partners II, [FHA Project No. 012-44139], as of December 31, 2001, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners II as of December 31, 2001, and the results of its operations its partners' accumulated deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated March 4, 2002, on our consideration of Southern Boulevard Partners II internal controls and reports dated March 4, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


               /s/D'Arcangelo & Co., LLP



Purchase, New York
March 4, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
Met Paca II Associates


We have audited the accompanying balance sheets of Met Paca II Associates [FHA Project No. 012-44158] as of December 31, 2001, and the related statements of profit and loss, partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca II Associates as of December 31, 2001, and the results of its operations its partners' accumulated deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 28, 2002, on our consideration of Met Paca II Associates' internal controls and reports dated February 28, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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



Purchase, New York
February 28, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
Norway Housing Associates
(A limited partnership)
Needham, Massachusetts

We have audited the accompanying balance sheet of Norway Housing Associates (a limited partnership), HUD Project No. 73-029-K as of December 31, 2001, and the related statements of profit and loss, change in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norway Housing Associates, HUD Project No. 73-029-K as of December 31, 2001, and the results of its operations changes in partners' deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 7, 2002, on our consideration of Norway Housing Associates' internal control structure and reports dated February 7, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and on compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 11 to 25) are presented for purposes of additional analysis and are not a required part of the basic financial statements of Norway Housing Associates HUD Project No. 73-029-K.
Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


               /s/Hickey, Beatrice, & Parker, LLP



Norwell, Massachusetts
February 7, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
51st and King Drive Partnership


We have audited the accompanying balance sheets of 51st and King Drive Partnership (an Illinois limited partnership) - F.H.A. Project No. 071-44132 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 51st and King Drive Partnership - F.H.A. Project No. 071-44132 as of December 31, 2001 and 2000, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2002, on our consideration of the Partnership's internal control and a report dated January 18, 2002 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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



Chicago, Illinois
January 18, 2002

INDEPENDENT AUDITORS' REPORT



To the Partners
Weyerbacher Terrace Associates


We have audited the accompanying balance sheets of Weyerbacher Terrace Associates, (A Limited Partnership), HUD Project No. 973-444555, as of December 31, 2001 and 2000, and the related statements of operations and changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weyerbacher Terrace Associates, (A Limited Partnership), HUD Project No. 073-44455, at December 31, 2001 and 2000, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 to 18) are presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



            /s/Lightner & Stickel, CPAs, Inc.


Lightner & Stickel, CPA's, Inc.
John Stickel, CPA, Lead Auditor
Certified Public Accountants
Federal ID #31-1172644
Troy, Ohio
January 30, 2002

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

BALANCE SHEET

December 31, 2001



ASSETS



Cash and cash equivalents                            $   179,382
Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method - Notes 4, 5, 6 and 7           9,690,364

                                                     $ 9,869,746




LIABILITIES AND PARTNERS' CAPITAL


Distributions payable                               $     2,096
Accounts payable                                         25,180
                                                         27,276
Partners' capital - Note 2
  General Partners - 115 partnership units
    Authorized, issued and outstanding                   98,425

  Limited Partners - 11,394 partnership units
    Authorized, issued and outstanding                9,744,045
                                                      9,842,470
Commitments and contingent liabilities - Note 3
                                                    $ 9,869,746


















The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF INCOME




                                          Year Ended December 31,
                                          2001             2000

Interest income				$      501         $    17,673

Expenses:
  Professional fees                     22,050              20,250
  Management fees - Note 3              57,020              57,020
  Amortization of costs of
    Acquisition                          6,529                   0
  Other expenses                        16,965              22,144
                                       102,564              99,414

Income (loss) before equity in
  income of Local Limited
  Partnerships                        (102,063)            (81,741)

Equity in income (loss) of Local
  Limited Partnerships - Note 4       (126,239)          6,224,336

Net income (loss)                  $  (228,302)        $ 6,142,595

Allocation of net income (loss):
  Net income allocated to
    General Partners               $    (2,283)        $    61,426
  Net income allocated to
    Limited Partners                  (226,019)          6,081,169

                                   $  (228,302)        $ 6,142,595
Net financial reporting income
  per unit:
    General partnership units (115
      units outstanding allocated
      to General Partner)           $      (20)        $       535
    Limited partnership units (11,394
      units outstanding allocated
      to Limited Partners)         $       (20)        $       535












The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                            General      Limited
                            Partner      Partners           Total

Partners' capital
 at January 1, 2000    $     39,282    $ 3,888,895      $  3,928,177
Net income - 2000            61,426      6,081,169         6,142,595

Partners' capital at
 December 31, 2000          100,708      9,970,064        10,070,772
Net income (loss) -
 2001                        (2,283)      (226,019)         (228,302)

Partners' capital at
 December 31, 2001     $     98,425    $ 9,744,045       $ 9,842,470








The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                            Year Ended December 31,
                                             2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $   (228,302)    $ 6,142,595
  Adjustments to reconcile net
   Income to net cash provided
   (used) by operating activities:
    Amortization of initial and rent
     up fees                                  6,529               0
    (Increase) decrease in advances to
      affiliates and distributions
      receivable                                  0          94,771
    Increase (decrease) in accounts
      payable                                19,680           5,500
    Increase (decrease) in management
     fee payable                            (55,265)         41,010
    Equity in (income) loss of Local
     Limited Partnerships                   126,238      (6,224,336)
          Total adjustments                  97,182      (6,083,055)
            Net cash provided (used) by
              operating activities         (131,120)         59,540

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                           0         520,000
  Investment in Local Limited
    Partnership                                   0      (2,347,154)
  Distributions from Local Limited
    Partnerships                            294,562          35,633
  Net repayments from (advances to)
    Local Limited Partnerships                3,349          21,459
            Net cash provided (used) by
              investing activities          297,911      (1,770,062)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                               166,791      (1,710,522)

CASH BALANCE AT BEGINNING OF YEAR            12,591       1,723,113

CASH BALANCE AT END OF YEAR              $  179,382     $    12,591





The Notes to Financial Statements are an integral part of these Statements.

Note 1 - Organization and Accounting Policies

  Organization

Urban Improvement Fund Limited (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,394 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

  Investment in Local Limited Partnerships

As of December 31, 2001, the Partnership had investments in nine active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $6,529 for the year ended December 31, 2001.


Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in income (loss) of the Local Limited
Partnerships is summarized as follows:

                                            2001          2000
Repayment of advances by (advances
  to) Partnerships with zero
  investments:
    Capitol Hill                        $        0     $   26,459

Distributions received from
 Partnerships with zero
 investments:
   51st and King                             7,077          7,080

Income (loss) from investments
 with non-zero investment:
   Capitol Hill                              1,864         22,356
   Monatiquot Village                     (250,387)     3,849,877
   Notre Dame                             (109,127)     2,318,564
      Norway Housing                       224,334              0

                                        $ (126,239)    $6,224,336

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 4.

  Taxes on Income

No provision for taxes on income has been recorded since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in

Note 1 - Organization and Accounting Policies - Continued

  Segment Reporting - Continued

interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

  Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 2 - Reconciliation Between Net Income (Loss) and Partners'
Capital Deficit) of the Partnership For Financial Reporting
Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                            Year Ended December 31,
                                              2001          2000

Net income (loss) for financial
 reporting purposes                     $  (228,302)    $ 6,142,595

Amortization of initial and rent-up
 fees and other costs of acquisition
 capitalized for financial reporting
 purposes and previously deducted for
 income tax purposes                          6,529               0

Accrual adjustments                         (60,763)              0

Equity in losses reported by Local
 Limited Partnerships for income tax
 reporting purposes in excess of
 income (losses) for financial
 reporting purposes                         534,793      (5,688,565)

Net income (loss) as reported on
 the federal income tax return          $   252,257     $   454,030

Note 2 - Reconciliation Between Net Income (Loss) and Partners'
Capital (Deficit) of the Partnership For Financial Reporting
Purposes and Income Tax Reporting Purposes - Continued

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

 Year Ended December 31,
    2001   	    2000

Partners' capital for financial
 reporting purposes                   $  9,842,470      $ 10,070,772

Unamortized portion of initial
 and rent-up fees and other costs
 of acquisition capitalized for
 financial reporting purposes and
 previously deducted for income
 tax purposes                              (553,070)        (559,599)

Commissions and offering expenses
 capitalized for income tax purposes
 and charged to capital for financial
 reporting purposes                       1,315,039        1,315,039

Equity in cumulative losses of Local
 Limited Partnerships for income tax
 reporting purposes in excess of
 losses for financial reporting
 purposes                               (27,491,100)     (28,001,465)

Accrual and other adjustments for
 Financial reporting purposes                     0           36,335

Partners' capital (deficit) as
 reported on the federal income
 tax return                            $(16,886,661)    $(17,138,918)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interest in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under
Section 752 of the Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 2001 and 2000, the minimum annual management fee of $57,020 was earned and recorded as an expense of the Partnership. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains

Note 3 - Management of Urban Improvement Fund Limited - Continued

taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them,
(ii) the Limited Partners shall have first received an amount equal to the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul
H. Pfleger owns a majority interest.  Partnership Services, Inc.
(PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2001 and 2000. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has or had investments:

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

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                         Equity In
                           Capital        Income
                        Contributions    (Losses)         Subtotal

December 31, 2001:

Capitol Hill            $   277,900   $   (482,268)   $   (204,368)
Community Apts.             287,244     (1,244,815)       (957,571)
51st & King Drive           159,276       (359,656)       (200,380)
Met-Paca II               1,219,550     (4,733,845)     (3,514,295)
Monatiquot Village        2,999,669        896,272       3,895,941
Norway Housing           (1,053,607)     1,247,413         193,806
Notre Dame                  164,593      5,386,155       5,550,748
Southern Boulevard II       445,014     (2,348,680)     (1,903,666)
Weyerbacher Terrace         703,079     (3,043,543)     (2,340,464)

                         $5,202,718   $ (4,682,967)   $    519,751

                                       Losses Not
                                        Recorded
                                        (Note 1)        Advances

Capitol Hill                        $         0        $  164,605
Community Apts.                         902,645                 0
51st & King Drive                       153,410                 0
Met-Paca II                           3,382,963                 0
Monatiquot Village                            0                 0
Norway Housing                                0                 0
Notre Dame                                    0             1,651
Southern Boulevard II                 1,799,274                 0
Weyerbacher Terrace                   2,212,995                 0

                                    $ 8,451,287        $  166,256

                                    Costs of
                                   Acquisition
                                     (Note 1)             Total

Capitol Hill                      $   59,466            $  19,703
Community Apts.                       54,926                    0
51st & King Drive                     46,970                    0
Met-Paca II                          131,332                    0
Monatiquot Village                         0            3,895,941
Norway Housing                        28,515              222,321
Notre Dame                                 0            5,552,399
Southern Boulevard II                104,392                    0
Weyerbacher Terrace                  127,469                    0

                                  $  553,070           $9,690,364

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

                                         Equity In
                           Capital        Income
                        Contributions    (Losses)         Subtotal

December 31, 2000:

Capitol Hill            $  277,900     $  (484,132)    $   (206,232)
Community Apts.            287,244      (1,266,111)        (978,867)
51st & King Drive          166,353        (379,973)        (213,620)
Met-Paca II              1,219,550      (4,904,809)      (3,685,259)
Monatiquot Village       3,287,154       1,146,659        4,433,813
Norway Housing          (1,053,606)        816,653         (236,953)
Notre Dame                 164,592       5,495,282        5,659,874
Southern Boulevard II      445,014      (2,365,834)      (1,920,820)
Weyerbacher Terrace        703,080      (2,750,989)      (2,047,909)

                        $5,497,281     $(4,693,254)    $    804,027

                                Losses Not
                                 Recorded
                                 (Note 1)            Advances

Capitol Hill                   $         0           $  164,605
Community Apts.                    923,941                    0
51st & King Drive                  166,650                    0
Met-Paca II                      3,553,927                    0
Monatiquot Village                       0                    0
Norway Housing                     206,426                    0
Notre Dame                               0                5,000
Southern Boulevard II            1,816,428                    0
Weyerbacher Terrace              1,920,441                    0

                               $ 8,587,813           $  169,605

                                   Costs of
                                  Acquisition
                                    (Note 1)            Total

Capitol Hill                      $   63,982         $   22,355
Community Apts.                       54,926                  0
51st & King Drive                     46,970                  0
Met-Paca II                          131,332                  0
Monatiquot Village                         0          4,433,813
Norway Housing                        30,527                  0
Notre Dame                                 0          5,664,874
Southern Boulevard II                104,392                  0
Weyerbacher Terrace                  127,468                  0

                                   $ 559,597        $10,121,042

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2001, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2001 and 2000, are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2001

	Assets

Cash                                               $  1,199,039
Cash in escrow and other restricted funds             3,775,294
Accounts receivable                                     291,135
Prepaid expenses                                        432,324
Other assets (net of accumulated amortization)          755,304
                                                      6,453,096

Property on the basis of cost:
  Land                                                7,445,772
  Buildings and improvements                         69,219,290
                                                     76,665,062
  Less accumulated depreciation                     (32,113,178)
                                                     44,551,884

                                                   $ 51,004,980

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS - Continued

December 31, 2001

Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                                $ 49,745,886
Accounts payable and accrued expenses                    1,844,703
Notes payable                                              315,950
Advances from Urban Improvement
  Fund Limited - 1974                                      166,256
Tenants' security and other deposits                       486,210
                                                        52,559,005

Partners' capital (deficit) per accompanying
  Statements                                            (1,554,025)

                                                      $ 51,004,980


COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS


                                              December 31,
                                         2001              2000
Revenue:
Net rental income                   $ 13,916,228      $ 13,179,537
Financial income                         183,294           203,575
Other income                             369,414           180,520
                                      14,468,936        13,563,632
Expenses:
Administrative                         2,181,013         2,180,071
Utilities                              2,333,829         2,394,178
Operating                              3,618,940         3,475,572
Taxes and insurance                    1,842,661         1,707,968
Financial expenses                     2,274,599         2,139,536
Depreciation and amortization          2,202,279         1,842,959
Other expenses                             2,986            23,976
                                      14,456,307        13,764,260
Net income (loss) before gain
  on sale of property                     12,629          (200,628)
Gain on sale of property                       0        15,921,945

Net income                          $     12,629      $ 15,721,317

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                                    Urban                 Other
                              Improvement Fund           Limited
                                   Limited               Partners

Partners capital (deficit)
 at January 1, 2000             $(16,790,959)           $ (1,454)

Net income - 2000                 15,283,465                 488

Capital contribution               2,347,154                   0

Distributions - 2000                 (35,633)                  0

Partners capital (deficit)
  at December 31, 2000               804,027                (966)

Net income - 2001                     10,286                  51

Distributions - 2001                (294,562)                  0

Partners capital (deficit)
  at December 31, 2001          $    519,751            $   (915)

                                    General
                                    Partners              Total

Partners capital (deficit)
 at January 1, 2000               $(2,427,443)       $(19,219,856)

Net income - 2000                     437,364          15,721,317

Capital contribution                   44,622           2,391,776

Distributions - 2000                     (642)            (36,275)

Partners capital (deficit)
  at December 31, 2000             (1,946,099)         (1,143,038)

Net income - 2001                       2,292              12,629

Distributions - 2001                 (129,054)           (423,616)

Partners capital (deficit)
  at December 31, 2001           $ (2,072,861)       $ (1,554,025)

STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                               December 31,
                                            2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $     12,629   $ 15,721,317
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization          2,202,279      1,842,959
    Gain on sale of investments                    0    (15,921,945)
    Decrease (increase) in receivables,
     escrows, restricted deposits,
     prepaid expenses and other assets    (1,195,176)      (392,006)
    Increase (decrease) in accounts
     payable, accrued expenses, notes
     payable and tenant security deposit
     liability                              (466,391)      349,488
      Total adjustments                    1,473,494   (14,121,504)
       Net cash provided by operating
        activities                         1,486,123     1,599,813

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                    (19,439,198)     (709,064)
 Proceeds from sale                                0     5,261,264
 Increase in notes receivable                      0       (28,534)
      Net cash used by investing
       Activities                        (19,439,198)    4,580,734

CASH FLOWS FROM FINANCING ACTIVITIES:
 Mortgage principal payments                (993,963)   (1,247,787)
 Proceeds from mortgage refinancing       14,126,000             0
 Increase in notes payable                         0       (26,459)
 Distributions paid                         (309,752)      (36,275)
 Advances from (repayments to)
  affiliates - net                            (3,349)      (21,459)
 Cash transferred upon sale of
  investment (Note 6)                              0      (490,197)
      Net cash used by financing
       Activities                         12,818,936    (1,822,177)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (5,134,139)    4,358,370

CASH BALANCE AT BEGINNING OF YEAR          6,333,178     1,974,808

CASH BALANCE AT END OF YEAR             $  1,199,039  $  6,333,178


SUPPLEMENTAL INFORMATION REGARDING
  INTEREST PAYMENTS IS AS FOLLOWS:
    Interest paid, net of subsidy       $  2,142,621  $  2,036,524

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between the combined net income for financial reporting purposes and the combined income for income tax reporting purposes follows:

                                             For the Year Ended
                                                December 31,
                                             2001           2000
Combined net income (loss)
 for financial reporting
 purposes                               $    12,629    $ 15,721,317
Excess of depreciation for
 financial reporting purposes
 over depreciation for tax
 reporting purposes                         607,499         335,073
Deferral of gain under Section
 1031 of the IRS Regulations                      0     (15,835,180)
Combined net income (loss) for
 income tax purposes as reported
 on the federal income tax returns      $   620,128    $    221,210

A reconciliation between combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                            For the Year Ended
                                                December 31,
                                           2001             2000
Combined partners' capital
 (deficit) for financial
 reporting purposes                   $ (1,554,025)    $ (1,143,038)

Deferral of gain under
 Section 1031 of the
 IRS Regulations                       (15,835,180)     (15,835,180)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for tax
 reporting purposes over
 depreciation for financial
 reporting purposes
 and accrual adjustments
 for financial reporting
 purposes                                 (913,533)      (1,421,144)

Combined partners' capital
 (deficit) as reported
 on the federal income
 tax returns                          $(18,302,738)    $(18,399,362)

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

  Mortgage Notes Payable

Seven of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency
(MHFA). The mortgage note payable by Monatiquot Village Limited Partnership and Notre Dame are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately four percent to nine percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $318,000 over periods of forty years. HUD will make monthly interest assistance payments of approximately $84,000 to five Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments of those Local Limited Partners to those required for mortgages carrying a one percent interest rate. The mortgage for Notre Dame (Trail Walk Apartments) matures on June 1, 2003 with a balloon payment of $13,369,939. The General Partner plans to refinance to mortgage note. Details of the loans are as follows:

                                              Mortgage Balance
                                              December 31, 2001

                 HUD insured                     $15,148,580
                 MFHA insured                      2,070,737
                 Conventional financing           32,526,569

                                                  49,745,886

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                    Year Ended December 31,       Amount

                           2002               $ 1,154,513
                           2003                14,395,837
                           2004                 1,102,698
                           2005                 1,185,263
                           2006                 1,274,052
                           Beyond              30,633,523

                                              $49,745,886

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2001, approximately $3,622,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

Six of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2001 and 2000, the Local Limited Partnerships received approximately $5,420,000 and $5,518,000, respectively, in rent supplement and Section 8 funds.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                       Affiliate                    2001
                      of General   Percent of    Management
Partnership            Partner      Revenues     Fee Expense

Capitol Hill              No         10.72%        $ 87,176
Community Apartments      Yes         9.00%        $ 70,472
51st and King             Yes         6.00%        $ 37,695
Met-Paca II               Yes         5.75%        $105,989
Monatiquot Village        No          2.75%        $103,907
Norway House              Yes         4.00%        $ 68,677
Notre Dame                No          2.66%        $ 38,287
Southern Boulevard II     Yes         5.41%        $ 92,884
Weyerbacher               Yes         6.63%        $ 80,862

Note 5 - Sale of the Assets of Monatiquot Village

During February 2000, Monatiquot Village Associates sold its real property in a tax free exchange. The proceeds were reinvested in February 2000 into Village Green Apartments, a 460-unit conventional property located in Santa Maria, California.

Note 6 - Sale of the Assets of Notre Dame Apartments

During December 2000, Notre Dame Apartments sold its real property in a tax free exchange. The proceeds were reinvested in May 2001 into Trail Walk Apartments, a 180-unit conventional property located in Kenmore, Washington.


URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

Notes to Financial Statements - Continued




Note 7 - Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Urban Improvement Fund Limited - 1974 has an Investment

          Description           Outstanding
Partnership          No. of       Mortgage               Buildings &
Location             Units        Balance      Land      Improvements

Capitol Hill
 Associates
 Denver, CO           121       $1,613,053  $  309,590    $ 3,023,417

Community
 Apartments, Ltd.
 Cleveland, OH        147        1,145,253     182,031      2,075,954

51st and King
 Drive
 Chicago, IL           96       1,272,330      100,858      2,700,354

Met-Paca II
 Associates
 New York, NY         192       4,549,512      205,597      7,734,957

Monatiquot Village
 Associates
 Santa Maria, CA      460      18,956,590    4,500,000     18,905,364

Norway Housing
 Associates
 Boston, MA           136       2,070,737      150,026      3,331,715

Notre Dame
 Apartments
 Kenmore, WA          180      13,569,979    1,938,566     16,889,765

Southern
 Boulevard II
 New York, NY         175       3,015,885       37,441      6,803,280

Weyerbacher
 Terrace
 Indianapolis, IN     296       3,552,547        21,663     7,754,484

                              $49,745,886    $7,445,772   $69,219,290


Partnership/                                            Accumulated
Location                           Total                Depreciation

Capitol Hill
 Associates
 Denver, Colorado               $ 3,333,007             $  2,063,416

Community
 Apartments, Ltd.
 Cleveland, OH                    2,257,985                2,071,409

51st and King
 Drive
 Chicago, IL                      2,801,212                2,431,853

Met-Paca II
 Associates
 New York, NY                      7,940,554               7,527,548

Monatiquot Village
 Associates
 Santa Maria, CA                  23,405,364               1,587,018

Norway Housing
 Associates
 Boston, MA                        3,481,741               3,331,715

Notre Dame
 Apartments
 Kenmore, WA
                                  18,828,331                 439,842

Southern
 Boulevard II
 New York, NY
                                   6,840,721               6,090,882

Weyerbacher
 Terrace
 Indianapolis, IN
                                   7,776,147               6,569,495

                                 $76,665,062            $32,113,178

                                                          Depreciation
                                                           in Latest
                           Date of                          Income
Partnership/            Completion of         Date         Statement
Location                Construction        Acquired       Computed

Capitol Hill
 Associates
 Denver, Colorado           1975              1974         5-25 years

Community
 Apartments, Ltd.
 Cleveland, OH              1975              1974        15-25 years

51st and King
 Drive
 Chicago, IL                1975              1974           15 years

Met-Paca II
 Associates
 New York, NY               1976              1974      7-271/2 years

Monatiquot Village
 Associates
 Santa Maria, CA            1975              2000         4-40 years

Norway Housing
 Associates
 Boston, MA                 1975              1974         3-25 years

Notre Dame
 Apartments
 Kenmore, WA               Unknown            2001         5-25 years

Southern
 Boulevard II
 New York, NY               1975              1974      7-271/2 years

Weyerbacher
 Terrace
 Indianapolis, IN           1976              1974         5-30 years

                                                  Building and
                                   Land           Improvements

Balance at January 1, 2000     $ 1,645,981        $ 51,706,548
Additions                        4,500,000          19,160,170
Deletions                         (638,775)        (19,148,060)
Balance at December 31, 2000     5,507,206          51,718,658
Additions                        1,938,566          17,500,632
Deletions                                0                   0
Depreciation expense                     0                   0

Balance at December 31, 2001   $ 7,445,772         $69,219,290

                                                   Accumulated
                                   Cost            Depreciation

Balance at January 1, 2000    $ 53,352,529        $ 42,831,707
Additions                       23,660,170           1,662,219
Deletions                      (19,786,835)        (14,237,793)

Balance at December 31, 2000    57,225,864          30,256,133
Additions                       19,439,198                   0
Deletions                                0                   0
Depreciation expense                     0           1,857,045

Balance at December 31, 2001   $76,665,062         $32,113,178

URBAN IMPROVEMENT FUND LIMITED 1974
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 8 - Encumbrances of Local Limited Partnerships in which
Urban Improvement Fund Limited - 1974 has an Investment

                                     Outstanding  Gross     Net
Description                            Mortgage  Interest Interest
Partnership/Location   No. of Units     Balance    Rate     Rate

Capitol Hill Associates
 Denver, CO          121 apartments  $  1,613,053   8.75%    1.00%
Community Apartments, Ltd.
 Cleveland, OH       147 apartments     1,145,253   7.00%    7.00%
51st and King Drive
 Chicago, IL          96 apartments     1,272,330   7.00%     1.00%
Met-Paca II Associates
 New York, NY        192 apartments     4,549,512   7.00%     7.00%
Monatiquot Village Associates
 Braintree, MA       460 apartments    18,956,590   6.99%     6.99%
Norway Housing Associates
 Boston, MA          136 apartments     2,070,737   7.90%     7.90%
Notre Dame Apartments
 Kenmore, WA         180 apartments    13,569,979   4.01%     4.01%
Southern Boulevard II
  New York, NY       175 apartments     3,015,885   7.75%     1.00%
Weyerbacher Terrace
  Indianapolis, IN   296 apartments     3,552,547   7.00%     1.00%

                                      $49,745,886

                               Gross       Interest         Net
Partnership/Location          Payment      Subsidy        Payment

Capitol Hill Associates
 Denver, CO                 $  16,536      $(11,629)     $   4,907
Community Apartments, Ltd.
  Cleveland, OH                10,649             0         10,649
51st and King Drive
 Chicago, IL                   18,845        (7,729)        11,116
Met-Paca II Associates
 New York, NY                  40,513       (25,569)        14,944
Monatiquot Village Associates
 Braintree, MA                134,167             0        134,167
Norway Housing Associates
  Boston, MA                   21,069             0         21,069
Notre Dame Apartments
 Kenmore, WA                   16,670             0         16,670
Southern Boulevard II
  New York, NY                 27,827       (19,102)         8,725
Weyerbacher Terrace
  Indianapolis, IN             32,270       (20,315)        11,955

                            $ 318,546     $ (84,344)     $ 234,202

                              Maturity    Balloon at   Insured
Partnership/Location            Date       Maturity       By

Capitol Hill Associates
 Denver, CO                  Mar 1, 2016            0   HUD
Community Apartments, Ltd.
 Cleveland, OH               Jan 1, 2016            0   FHA
51st and King Drive
 Chicago, IL                 Aug 1, 2015            0   HUD
Met-Paca II Associates
 New York, NY                Mar 1, 2017            0   HUD
Monatiquot Village Associates
 Braintree, MA               Dec 1, 2011            0   Conventional
Norway Housing Associates
 Boston, MA                  Mar 1, 2017            0   MHFA
Notre Dame Apartments
 Kenmore, WA                 Jun 1, 2003   13,369,939   Conventional
Southern Boulevard II
  New York, NY               Jul 1, 2017            0   HUD
Weyerbacher Terrace
 Indianapolis, IN            Dec 1, 2016            0   HUD

	PART IV

Item 8.  Directors and Executive Officers of the Issuer

(a)	The General Partner of the Issuer is Interfinancial Real
Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

                   Name        Age              Office

              Paul H. Pfleger   67      Director/President
              John M. Orehek    48      Director/Senior Vice President

The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

                   Name           Age            Office

              Paul H. Pfleger      67       Chairman of the Board
              John M. Orehek       48       Senior Vice President
              Michael Fulbright    48       Secretary

(b) The Issuer has no employees.

(c) There are no family relationships between any directors or
(d) executive officers.

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

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners,

Item 8.  Directors and Executive Officers of the Issuer - Continued

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

(d)	Section 20 of the Amended Certificate and Agreement of Limited
Partnership of the Issuer provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Issuer or its limited partners. None of the officers or directors of the General Partner of the Issuer have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the Issuer.

Item 9.  Executive Compensation

(a)	The Issuer does not pay any salary or other remuneration to the officers of the General Partner of the Issuer.

(b)	The Issuer has no plan or arrangement to pay any salary or other remuneration to the officers in the future.

(c)	There are no options, warrants, rights or any other such
remuneration available to the General Partner of the Issuer.

(d)	The Issuer will not pay any salary or other remuneration to the directors of the General Partner of the Issuer.

(e)	There are no retirement benefit plans or other remuneration that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General
Partner of the Issuer.

Item 10.  Security Ownership of Certain Beneficial Owners and
Management Security Ownership of Certain Beneficial Owners

Holders -
 Title of          Name & Address of   Amount and Nature of   % of
  Class            Beneficial Owner    Beneficial Ownership   Class

General Partner    Interfinancial Real      115 Units        100%
 Interest          Estate Management Co.      ($5,000)
                   1201 Third Avenue
                   Suite 5400
                   Seattle, Washington 98101-3076

The General Partner owns 379 units of Limited Partner interest and an affiliate of the General Partner owns 482 units of limited partnership interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 11.  Certain Relationships and Related Transactions

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General Partner of the Issuer to the Issuer, except as follows:

The Partnership paid management fees of $57,020 per year to the general partner.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2001 was $166,256.

There were no other transactions which officers or directors of the general partner had an interest.

Item 12.  Exhibits and Reports on Form 8-K

(a) Exhibits

Report on Form 8-K filed during the first quarter of 2002 - Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1974
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY



By:   /s/ Paul H. Pfleger        Date:  September 20, 2002
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/ John M. Orehek        Date:  September 20, 2002
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/ Paul H. Pfleger                         September 20, 2002
     Paul H. Pfleger, Director/President                 Date
     Interfinancial Real Estate Management Company




By:  /s/ John M. Orehek                           September 20, 2002
     John M. Orehek, Director/Senior Vice President       Date
     Interfinancial Real Estate Management Company.

Form 8-K - CURRENT REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 8-K


CURRENT REPORT


Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report: February 8, 2002

Urban Improvement Fund Limited - 1974
(Exact name of registrant as specified in its charter)


California                         0-8071        95-6504946
(State or other jurisdiction   (Commission     (I.R.S. Employer
of incorporation)              File Number)    Identification Number)

55 Beattie Place
Post Office Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)


Registrant's telephone number, including area code (864) 239-1000

N/A

(Former address, if changed since last report)





Item 4.    Changes in Registrant's Certifying Accountant


As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1974 (the "Registrant" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant, CPA was engaged to provide the service for the Registrant.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a partner in Smith & Radigan, Certified Public Accountants, LLC while they were the principal auditors of the Registrant. Kenneth W. Bryant has formed a new firm and has been engaged as the principal auditor of the Registrant.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to this report.

Item 7.	Financial Statements and Exhibits

	(c)	Exhibits

16.1 Letter dated February 8, 2002 from the former accountant regarding its concurrence with the statements made by the Registrant in this Current Report.


SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.







URBAN IMPROVEMENT FUND LIMITED - 1974
	(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner




/s/Michael Fulbright
(Signature)
By:  Michael Fulbright, Secretary




/s/John M. Orehek
(Signature)
By:  John M. Orehek, Senior Vice President



Date:	February 8, 2002



Exhibit 16.1





February 8, 2002



Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sir/Madam:

We have read Item 4 included in the Form 8-K dated February 8, 2002 of Urban Improvement Fund Limited - 1974 filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,




SMITH & RADIGAN, CERTIFIED PUBLIC ACCOUNTANTS, LLC
Atlanta, Georgia

/s/Timothy P. Radigan
   Timothy P. Radigan