Form 10QSB
period 2002-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2002-10-03
CIK 102343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)


ASSETS

                                           March 31,  December 31,
                                             2002         2001

Cash and cash equivalents               $   170,482    $   179,382
Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity
 method                                   9,921,305      9,690,364
Total Assets                            $10,091,787    $ 9,869,746


LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $    11,180   $    25,180
Management fee payable                       14,255             0
Distribution payable                          2,096         2,096
                                             27,531        27,276

Partners' Capital:
 General Partner - 115 Partnership
  units authorized, issued and
  outstanding                               100,643        98,425

 Limited Partners - 11,394 Partnership
  units authorized, issued and
  outstanding                             9,963,613     9,744,045
                                         10,064,256     9,842,470

Total Liabilities and Partners'
  Capital                               $10,091,787   $ 9,869,746




Unaudited.  See accompanying notes.

CAPITALIZATION AND PARTNERS' CAPITAL

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)



                                        March 31,      December 31,
                                          2002            2001
General Partner Interest - 115
 Partnership units issued and
 Outstanding                         $   115,192     $   115,192

Limited Partners' Interest - 11,404
 Partnership units issued and
 Outstanding                          11,404,000      11,404,000
                                      11,519,192      11,519,192

Offering Expenses                     (1,315,039)     (1,315,039)

Distributions to Partners             (2,681,501)     (2,681,501)

Accumulated earnings through
 December 31, 2001                     2,319,818       2,319,818

Income (loss) for three-month
 period ended March 31, 2002              221,786               0
                                       (1,454,936)     (1,676,722)

Partners' Capital at End
 of Period                           $10,064,256     $ 9,842,470



Unaudited.  See accompanying notes.

STATEMENTS OF INCOME
URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

                                           For the Three-Month
                                               Period Ended
                                                 March 31,
                                            2002          2001

Revenues                               $      508     $      440

Cost and expenses:

  Professional fees                         5,255          5,050

  Management fee                           14,255         14,255

  Other expenses                              806          2,773

  Amortization                                503          1,050
                                           20,819         23,128

Income (Loss) before equity of
  Local Limited Partnerships              (20,311)       (22,688)
Equity in net income of Local
  Limited Partnerships                    242,097         11,800

Net Income (loss)                      $  221,786     $  (10,888)

Allocation of net income:

Net income allocated to
  General Partner                      $       221    $     (108)

Net income allocated to
  Limited Partners                         221,565        (10,780)

                                       $   221,786     $  (10,888)

Net income allocated to
  Limited Partners per
  Limited Partnerships
  unit (11,394 units out-
  standing at March 31,
  2002 and 2001)                       $        19     $        0






Unaudited.  See accompanying notes.

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

For the Three-Month
	       Period Ended
	         March 31,
	   2002   	   2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $  221,786    $  (10,888)
  Adjustments to reconcile net
  income to net cash used by
  operating activities:
   Amortization of initial
    and rent-up fees                             503        1,050
   Equity in net income of
    local limited partnerships              (242,097)     (11,800)
   Increase (decrease) in:
    Trade accounts payable and
     Accrued management fees                     255       13,756
       Total adjustments                    (241,339)       3,006
        Net cash used by operating
         Activities                          (19,553)      (7,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions from local
  limited partnership                         10,653            0
        Net cash used by investing
         Activities                           10,653            0


NET DECREASE IN CASH AND
  CASH EQUIVALENTS                            (8,900)      (7,882)

CASH BALANCE AT BEGINNING
  OF PERIOD                                  179,382       12,591

CASH BALANCE AT END OF
  PERIOD                                  $  170,482   $    4,709







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

Note 2 -Method of accounting - As of March 31, 2002, the
Partnership has investments in nine active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The General Partner of the Partnership is a corporation in which Paul
H. Pfleger owns a majority interest.  Partnership Services, Inc.
(PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2001 or 2000. In addition, as shown in the following table, PSI has become the General Partner in three of the Local Limited Partnerships in which the Partnership has or had investments:

                                              Date PSI Became
                  Local Limited Partnership   General Partner

                   Notre Dame Apartments         March 1977
                   Capitol Hill Associates       December 1978


Note 3 - Investments in Local Limited Partnerships - As of March 31, 2002, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                   March 31, 2002   December 31, 2001

Capital contributions                $ 8,573,458      $ 8,573,458

Distributions                         (3,381,393)      (3,370,740)

Equity in losses                       4,010,417        3,768,320

Advances                                 166,256          166,256

Unamortized costs of acquisitions        552,567          553,070

                                     $ 9,921,305      $ 9,690,364

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended March 31, 2002 and 2001.

The components of the Partnership's equity in income of the Local
Limited Partnerships for the three months ended March 31, 2002 and 2001, is summarized as follows:

                                          For the Three-Month
                                              Period Ended
                                                March 31,
                                          2002            2001
Income (loss) from investments with
 non-zero investment:
  Notre Dame                          $   94,700      $   72,800
  Norway Housing                          56,100               0
  Monatiquot Village Associates          111,000          25,000
  Capitol Hill                           (19,703)        (86,000)

                                      $  242,097      $   11,800

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

The distributions in 2001 were $294,562. The General Partner anticipates it will receive adequate distributions from the Local
Limited Partnerships to maintain operations.

There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

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

PART II - OTHER INFORMATION

Item 3 - Change In and Disagreements with Accountants on Accounting and Financial Disclosure

As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1972 (the "Registrant," "Issuer" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant Certified Public Accountant was engaged to provide the service for the Issuer.

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

Items 1 through 3 not applicable

Item 4 - Exhibits and Reports on Form 8-K

(a) Exhibits

Report on Form 8-K filed during the first quarter of 2002 -
Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


URBAN IMPROVEMENT FUND LIMITED -1974
(Issuer)
By:	Interfinancial Real Estate Management
Company, General Partner





Date  October 3, 2002                      /s/Michael Fulbright
                                                 (Signature)
                            By:  Michael Fulbright, Secretary





Date  October 3, 2002                       /s/John M. Orehek
                                                (Signature)
                            By: John M. Orehek, Senior Vice President

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