Form 10QSB
period 2002-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2002-10-03
CIK 102343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)


ASSETS

                                        June 30,    December 31,
                                          2002           2001

Cash and cash equivalents            $   150,674     $   179,382
 Investments in and advances
  to Local Limited Partnerships
  accounted for on the equity
  method                              10,112,602      9,690,364

Total Assets                         $10,263,276    $ 9,869,746


LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                     $    16,180    $    25,180
Management fee payable                    14,255              0
Distribution payable                       2,096          2,096
                                          32,531         27,276

Partners' Capital:
 General Partner - 115 Partnership
  units authorized, issued and
  outstanding                            102,307         98,425

 Limited Partners - 11,394
  Partnership units
  authorized, issued and
  outstanding                         10,128,438      9,744,045
                                      10,230,745      9,842,470

Total Liabilities and
  Partners' Capital                  $10,263,276    $ 9,869,746





Unaudited.  See accompanying notes.


CAPITALIZATION AND PARTNERS' CAPITAL

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)



                                          June 30,      December 31,
                                            2002           2001
General Partner Interest -
  115 Partnership units issued
  and outstanding                      $   115,192   $   115,192

Limited Partners' Interest -
  11,394 Partnership units
  issued and outstanding                11,404,000     11,404,000
                                        11,519,192     11,519,192

Offering Expenses                       (1,315,039)    (1,315,039)

Distributions to Partners               (2,681,501)    (2,681,501)

Accumulated earnings through
  December 31, 2001                      2,319,818      2,319,818

Income for six-month period
  Ended June 30, 2002                      388,275              0
                                        (1,288,447)    (1,676,722)

Partners' Capital at End of Period     $10,230,745    $ 9,842,470








Unaudited.  See accompanying notes.

STATEMENTS OF INCOME
URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

                       For the Three-Month   For the Six-Month
                          Period Ended          Period Ended
                            June 30,               June 30,
                        2002        2001        2002        2001

Revenues             $     299   $       45   $      807  $     485

Cost and expenses:

Professional fees        5,762        5,000       11,017     10,050

Management fee          14,255       14,255       28,510     28,510

Other expenses           5,089       11,851        5,896     14,624

Amortization               503        1,050        1,006      2,100
                        25,609       32,156       46,429     55,284

Loss before equity
 of Local Limited
 Partnerships          (25,310)     (32,111)     (45,622)    (54,799)
Equity in net income
 of Local Limited
 Partnerships          191,800      (41,223)     433,897     (29,423)

Net Income (loss)   $ (166,490)  $  (73,334)  $  388,275  $  (84,222)

Allocation of net
 income:

Net income (loss)
 Allocated to General
 Partner            $       16   $      (73)  $       38  $      (84)

Net income (loss)
 Allocated to
 Limited Partners      166,474      (73,261)     388,237     (84,138)

                   $   166,490   $  (73,334)  $  388,275  $  (84,222)

Net income (loss)
 Allocated to Limited
 Partners per Limited
 Partnerships Unit
 (11,394 units out-
 standing at June 30,
 2002 and 2001)    $         1   $       (7)  $        3  $       (8)





Unaudited.  See accompanying notes.

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)



                       For the Three-Month   For the Six-Month
                          Period Ended          Period Ended
                            June 30,               June 30,
                        2002        2001        2002        2001

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
  Net income
 (loss)             $  166,490   $  (73,334)   $ 388,275   $  (84,222)
  Adjustments to
  Reconcile net
  income to net
  cash used by
  operating
  activities:
  Amortization of
  Initial and rent-
  up fees                   503       1,050       1,006         2,100
  Equity in net
  income of local
  limited partner-
  ships                (191,800)     41,223    (433,897)       29,423
  Increase (decrease)
  In Trade accounts
  Payable and accrued
  Management fees         4,999      30,335       5,255       44,091
  Total adjustments     186,298      72,608    (427,636)      75,614
    Net cash used
    By operating
    activities          (19,808)       (726)    (39,361)      (8,608)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:
  Distribution
  Received                    0       7,077      10,653        7,077
    Net cash
    provided by
    investing
    activities                0       7,077      10,653        7,077

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS            (19,808)      6,351     (28,708)      (1,531)

CASH BALANCE
 AT BEGINNING
 OF PERIOD              170,482       4,709     179,382       12,591

CASH BALANCE
 AT END OF
 PERIOD                $150,674    $ 11,060    $150,674    $  11,060





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

Note 2 -Method of accounting - As of June 30, 2002, the Partnership has investments in nine active real estate limited partnerships
(Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

                                          Date PSI Became
              Local Limited Partnership   General Partner

               Notre Dame Apartments        March 1977
               Capitol Hill Associates      December 1978


Note 3 - Investments in Local Limited Partnerships - As of June 30, 2002, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                  June 30, 2002    December 31, 2001

Capital contributions              $ 8,573,458        $ 8,573,458

Distributions                       (3,381,393)        (3,370,740)

Equity in losses                     4,202,217          3,768,320

Advances                               166,256            166,256

Unamortized costs of acquisitions      552,064            553,070

                                   $10,112,602        $ 9,690,364

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the three months ended June 30, 2002 and 2001.

The components of the Partnership's equity in income of the Local
Limited Partnerships for the six months ended June 30, 2002 and 2001, is summarized as follows:

	For the Three-Month	For the Six-Month
	      Period Ended    	     Period Ended
	       June 30,       	       June 30,
	  2002   	   2001  	  2002   	   2001
Income (loss from
 Investments with non-
 zero investment:
  Norway Housing      $  56,100   $       0   $ 112,200   $       0
  Notre Dame             48,500     (70,300)    143,200       2,500
  Capitol Hill                0      25,000     (19,703)     50,000
  Monatiquot
  Village
  Associates             87,200      (3,000)    198,200     (89,000)
Distributions from
 Zero investments:
  51st and King               0       7,077           0       7,077

                      $ 191,800   $ (41,223)  $ 433,897   $ (29,423)

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


URBAN IMPROVEMENT FUND LIMITED -1974
(Issuer)
By:  Interfinancial Real Estate Management
Company, General Partner





Date:  October 3, 2002             /s/Michael Fulbright
                                      (Signature)
                          By:  Michael Fulbright, Secretary





Date:  October 3, 2002             /s/John M. Orehek
                                       (Signature)
                           By: John M. Orehek, Senior Vice President