Form 10QSB
period 2002-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2002-10-30
CIK 102343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)


ASSETS

                                     September 30,   December 31,
                                         2002            2001

Cash and cash equivalents            $ 1,387,269     $   179,382
Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity method    9,861,567       9,690,364

Total Assets                         $11,248,836     $ 9,869,746


LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                     $    11,180     $    25,180
Distribution payable                       2,096           2,096
                                          13,276          27,276

Partners' Capital:
 General Partner - 115 Partnership
 Units authorized, issued and
 Outstanding                             112,355          98,425

 Limited Partners - 11,394
 Partnership units
 authorized, issued
 and outstanding                      11,123,205       9,744,045
                                      11,235,560       9,842,470

Total Liabilities and
 Partners' Capital                   $11,248,836     $ 9,869,746



Unaudited.  See accompanying notes.



CAPITALIZATION AND PARTNERS' CAPITAL

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)



                                 September 30,     December 31,
                                     2002              2001
General Partner Interest -
 115 Partnership units
 issued and outstanding          $   115,192        $   115,192

Limited Partners' Interest -
 11,394 Partnership units
 issued and outstanding           11,404,000         11,404,000
                                  11,519,192         11,519,192

Offering Expenses                 (1,315,039)        (1,315,039)

Distributions to Partners         (2,681,501)        (2,681,501)

Accumulated earnings through
 December 31, 2001                 2,319,818          2,319,818

Income for nine-month
 period ended
 September 30, 2002                1,393,090                  0
                                    (283,632)        (1,676,722)

Partners' Capital at End
 of Period                       $11,235,560        $ 9,842,470



Unaudited.  See accompanying notes.



STATEMENTS OF INCOME
URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

                   For the Three-Month      For the Nine-month
                      Period Ended             Period Ended
                      September 30,            September 30,
                    2002        2001         2002        2001

Revenues        $   4,676   $       80   $    5,482   $     564

Cost and
 expenses:

Professional
 Fees               6,500        5,000       17,517      15,050

Management fee     14,255       14,255       42,765      42,765

Other expenses        477        2,245        6,372      16,869

Amortization        1,129        1,050        2,135       3,150
                   22,361       22,550       68,789      77,834

Loss before
 equity of
 Local Limited
 Partnerships     (17,685)     (22,470)     (63,307)     (77,270)
Equity in net
 income of Local
 Limited
 Partnerships   1,022,500      (90,000)   1,456,397     (119,423)

Net Income
 (loss)        $1,004,815   $ (112,470)  $1,393,090   $ (196,693)

Allocation of
 net income:

Net income
 (loss)
 allocated
 to General
 Partner       $   10,048   $   (1,116)  $   13,930   $   (1,966)

Net income
 (loss)
 allocated
 to Limited
 Partners         994,767      (111,354)  1,379,160     (194,727)

              $ 1,004,815    $ (112,470) $1,393,090   $ (196,693)

Net income
 (loss)
 allocated
 to Limited
 Partners per
 Limited
 Partner-
 ships
 Unit (11,394
 units out-
 standing at
 September 30,
 2002 and
 2001)       $        87    $      (10)  $      122  $      (17)



Unaudited.  See accompanying notes.

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)



                       For the Three-Month    For the Nine-month
                          Period Ended           Period Ended
                          September 30,          September 30,
                        2002       2001        2002        2001
CASH FLOWS
 FROM OPERATING
 ACTIVITIES:
Net income
 (loss)        $ 1,004,815  $ (112,470)  $ 1,393,090  $ (196,693)
 Adjustments
 to reconcile
 net income
 to net cash
 used by
 operating
 activities:
Amortization
 of initial
 and rent-up
 fees                1,129       1,050        2,135        3,150
Equity in net
 (income)
 loss of
 local limited
 partnerships   (1,022,500)     90,000   (1,456,397)     119,423
Increase
 (decrease) in
 Trade accounts
 Payable and
 Accrued
 management
 fees              (19,255)     17,755      (14,000)      61,847
Total
 adjustments    (1,040,626)    108,805   (1,468,262)     184,420
Net cash
 used by
 operating
 activities        (35,811)     (3,665)     (75,172)     (12,273)

CASH FLOWS
 FROM INVESTING
 ACTIVITIES:
Distribution
 Received        1,272,406           0    1,283,059        7,077
Net advances
 repaid by
 limited
 partnerships            0       3,086            0        3,086
Net cash
 provided by
 investing
 activities      1,272,406       3,086    1,283,059       10,163

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS     1,236,595        (579)   1,207,887       (2,110)

CASH BALANCE
 AT BEGINNING
 OF PERIOD         150,674      11,060      179,382       12,591

CASH BALANCE
 AT END
 OF PERIOD     $ 1,387,269    $ 10,481  $ 1,387,269    $  10,481




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

Note 2 - Method of accounting - As of September 30, 2002, the Partnership has investments in nine active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

                                       Date PSI Became
         Local Limited Partnership     General Partner

          Notre Dame Apartments          March 1977
          Capitol Hill Associates        December 1978


Note 3 - Investments in Local Limited Partnerships - As of September 30, 2002, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                          September 30, 2002    December 31, 2001

Capital contributions        $ 8,573,458           $ 8,573,458

Distributions                 (4,653,798)           (3,370,740)

Equity in losses               5,224,716             3,768,320

Advances                         166,256               166,256

Unamortized costs
 of acquisitions                 550,935               553,070

                             $ 9,861,567           $ 9,690,364

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $180,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $14,255 for the nine months ended September 30, 2002 and 2001.

The components of the Partnership's equity in income of the Local
Limited Partnerships for the nine months ended September 30, 2002 and 2001, is summarized as follows:

                      For the Three-Month     For the Nine-month
                         Period Ended           Period Ended
                         September 30,          September 30,
                       2002       2001         2002        2001
Income (loss from
 Investments with
 non-zero investment:
  Norway Housing   $ (322,862) $       0    $(210,662) $       0
  Notre Dame           91,900    (70,000)     235,100    (67,500)
  Capitol Hill        107,056     25,000       87,353     75,000
  Monatiquot
   Village Associates  74,000    (45,000)     272,200   (134,000)
Distributions from
 Zero investments:
  51st and King             0          0            0      7,077
  Norway Housing    1,072,406          0    1,072,406          0

                   $1,022,500  $ (90,000)  $1,456,397  $(119,423)

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

PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a)  None

b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2002.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


URBAN IMPROVEMENT FUND LIMITED -1974
(Issuer)
By:  Interfinancial Real Estate Management
     Company, General Partner





Date  October 30, 2002        /s/Michael Fulbright
                                (Signature)
                       By:  Michael Fulbright, Secretary





Date  October 30, 2002       /s/John M. Orehek
                                (Signature)
                       By: John M. Orehek, Senior Vice President