Form 10QSB
period 2003-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2003-08-26
CIK 102343

UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                    FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

                              OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

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

             PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   BALANCE SHEETS

        URBAN IMPROVEMENT FUND LIMITED - 1974
               (A Limited Partnership)


                   ASSETS

                                March 31,     December 31,
                                  2003            2002

Cash and cash equivalents     $ 2,338,389      $ 2,144,432
Prepaid expenses                    1,000            9,320
Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                          9,511,820        9,352,336
Deposit                           189,710          390,000

Total Assets                  $12,040,919      $11,896,088


               LIABILITIES AND PARTNERS' CAPITAL

Management fee payable        $    36,408      $         0
Distribution payable                2,096            2,096
                                   38,504            2,096

Partners' Capital:
General Partner - 115
Partnership units
authorized, issued
and outstanding                   120,024          118,940

Limited Partners -
11,394 Partnership
units authorized,
issued and outstanding         11,882,391       11,775,052
                               12,002,415       11,893,992

Total Liabilities and
Partners' Capital             $12,040,919      $11,896,088


Unaudited.  See accompanying notes to financial statements.


             CAPITALIZATION AND PARTNERS' CAPITAL

            URBAN IMPROVEMENT FUND LIMITED - 1974
                   (A Limited Partnership)



                              March 31,       December 31,
                                2003              2002

General Partner Interest
 - 115 Partnership units
issued and outstanding        $   115,192      $   115,192

Limited Partners' Interest
- 11,394 Partnership units
issued and outstanding         11,404,000       11,404,000
                               11,519,192       11,519,192

Offering Expenses              (1,315,039)      (1,315,039)

Distributions to Partners      (2,681,501)      (2,681,501)

Accumulated earnings through
December 31, 2002               4,371,340        4,371,340

Income for three-month
period ended March 31, 2003       108,423                0
                                4,479,763        4,371,340

Partners' Capital at
End of Period                 $12,002,415      $11,893,992



Unaudited.  See accompanying notes to financial statements.


                     STATEMENTS OF INCOME
           URBAN IMPROVEMENT FUND LIMITED - 1974
                  (A Limited Partnership)

                                      For the Three-Month
                                          Period Ended
                                           March 31,
                                      2003          2002

Revenues                            $   3,883    $     508

Cost and expenses:

Professional fees                       5,500        5,255

Management fee                         45,729       14,255

Other expenses                          3,716          806

Amortization                            1,129          503
                                       56,074       20,819

Loss before equity of
Local Limited Partnerships            (52,191)     (20,311)
Equity in net income of
Local Limited Partnerships            160,614      242,097

Net Income (loss)                  $  108,423   $  221,786

Allocation of net income:

Net income (loss) allocated
to General Partner                 $    1,084   $    2,218

Net income (loss) allocated
to Limited Partners                   107,339      219,568

                                   $  108,423   $  221,786

Net income (loss) allocated
to Limited Partners per
Limited Partnerships Unit
(11,394 units outstanding
at March 31, 2003 and 2002)        $       10   $       19




Unaudited.  See accompanying notes to financial statements.


                     STATEMENTS OF CASH FLOWS

              URBAN IMPROVEMENT FUND LIMITED - 1974
                     (A Limited Partnership)



                                    For the Three-Month
                                        Period Ended
                                          March 31,
                                     2003          2002

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                $  108,423     $  221,786
Adjustments to reconcile
net income to net cash
used by operating activities:
Amortization of initial and
rent-up fees                          1,129            503
Equity in net (income)
loss of local Limited
partnerships                       (160,614)      (242,097)
Increase (decrease) in
trade accounts payable
and accrued management fees          44,729           255
 Total adjustments                 (114,756)     (241,339)
 Net cash used by operating
 Activities                          (6,333)      (19,553)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Decrease in deposits                200,290             0
Distribution from local
limited partnership                       0        10,653
 Net cash provided by
 investing activities               200,290        10,653

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           193,957        (8,900)

CASH BALANCE AT BEGINNING
OF PERIOD                         2,144,432       179,382

CASH BALANCE AT END
OF PERIOD                        $2,338,389     $ 170,482




Unaudited.  See accompanying notes to financial statements


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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN46"), Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Note 2 - Method of accounting - As of March 31, 2003, the
Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 1974

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of 57,020.)
In 2003, the maximum annual management fee of $182,919 was earned and recorded as an expense of the Partnership.

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

The General Partner of the Partnership is a corporation in which Paul H. Pfleger is the sole shareholder. Partnership
Services, Inc. (PSI), another corporation in which Paul H.
Pfleger is the sole shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2003 or 2002. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

                                    Date PSI Became
Local Limited Partnership           General Partner

Notre Dame Apartments                March 1977 to
                                       December 2002
Capitol Hill Associates              December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H.
Pfleger:

Local Limited Partnership                  Date

Notre Dame Apartments                 December 2000
Monatiquot Village                    February 2000

Note 3 - Investments in Local Limited Partnerships - As of
March 31, 2003, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited
Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                        March 31, 2003    December 31, 2002

Capital contributions    $ 8,240,996         $ 8,240,996

Distributions             (4,759,563)         (4,759,563)

Equity in losses           5,363,676           5,203,063

Advances                     166,256             166,256

Unamortized costs
of acquisitions              500,455             501,584

                         $ 9,511,820         $ 9,352,336

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variation of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments in Local Limited
Partnerships or the sale or refinancing of the Local
Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Six of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year.
Monatiquot Village Associates and Notre Dame Apartments have no restriction on distributions and their General
Partner is an affiliate of the General Partner of the Issuer.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020).
The Partnership recorded management fee expense of $45,729 for the three months ended March 31, 2003 (maximum fee) and $14,255 for the three months ended March 31, 2002 (minimum fee).


The components of the Partnership's equity in income of the Local Limited Partnerships for the nine months ended March
31, 2003 and 2002, is summarized as follows:

                                   For the Three-Month
                                       Period Ended
                                         March 31,
                                   2003            2002

Income (loss from investments
with non-zero investment:
 Norway Housing                 $        0     $  56,100
 Notre Dame                        (47,027)       94,700
 Capitol Hill                       29,177       (19,703)
 Monatiquot Village
 Associates                        178,464       111,000

                                $  160,614     $ 242,097

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

Item 3 - Controls and Procedures

The principle executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and
15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

               PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

       a) Exhibits
          99   Certification pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b) Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2003.


                          SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            URBAN IMPROVEMENT FUND LIMITED - 1974
                           (Issuer)
          By:  Interfinancial Real Estate Management
                    Company, General Partner





Date:  August 27, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership




Date:  August 27, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


                       Certification


            I Paul H. Pfleger, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited - 1974;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 27, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership


                        Certification


                 I John M. Orehek, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited - 1974;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 27, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


                  Certification of CEO and CFO
              Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1974 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/Paul H. Pfleger
Name:  Paul H. Pfleger




/s/John M. Orehek
Name:  John M. Orehek


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.