Form 10QSB
period 2003-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2003-08-26
CIK 102343

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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


               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        BALANCE SHEETS

           URBAN IMPROVEMENT FUND LIMITED - 1974
                   (A Limited Partnership)


                          ASSETS

                                    June 30,   December 31,
                                      2003         2002

Cash and cash equivalents         $ 2,549,208   $ 2,144,432
Prepaid expenses                      125,362         9,320
Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                              9,210,638     9,352,336
Deposits                              189,710       390,000

Total Assets                      $12,074,918   $11,896,088


            LIABILITIES AND PARTNERS' CAPITAL


Distribution payable              $    2,096    $     2,096
                                       2,096          2,096

Partners' Capital:
General Partner - 115
Partnership units
authorized, issued
and outstanding                      120,728        118,940

Limited Partners -
11,394 Partnership
units authorized,
issued and outstanding             11,952,094    11,775,052
                                   12,072,822    11,893,992

Total Liabilities and
Partners' Capital                 $12,074,918   $11,896,088




Unaudited.  See accompanying notes to financial statements.


            CAPITALIZATION AND PARTNERS' CAPITAL

           URBAN IMPROVEMENT FUND LIMITED - 1974
                   (A Limited Partnership)


                                    June 30,   December 31,
                                      2003         2002
General Partner Interest
- 115 Partnership units
issued and outstanding           $   115,192   $   115,192

Limited Partners'
Interest - 11,394
Partnership units
issued and
outstanding                       11,404,000    11,404,000
                                  11,519,192    11,519,192

Offering Expenses                 (1,315,039)   (1,315,039)

Distributions to Partners         (2,681,501)   (2,681,501)

Accumulated earnings through
December 31, 2002                  4,371,340     4,371,340

Income for six-month period
Ended June 30, 2003                  178,830             0
                                   4,550,170     4,371,340

Partners' Capital at End of Period	$12,072,822	$11,893,992




Unaudited.  See accompanying notes to financial statements.


                      STATEMENTS OF INCOME
            URBAN IMPROVEMENT FUND LIMITED - 1974
                     (A Limited Partnership)

                                     For the Three-Month
                                         Period Ended
                                           June 30,
                                     2003           2002

Revenues                          $   2,598     $      299

Cost and expenses:

Professional fees                     5,500          5,762

Management fee                       45,729         14,255

Other expenses                        5,078          5,089

Amortization                          1,129            503
                                     57,436         25,609

Loss before equity of Local
Limited Partnerships                (54,838)       (25,310)
Equity in net income of Local
Limited Partnerships                125,246        191,800

Net Income (loss)                $   70,408     $  166,490

Allocation of net income:

Net income (loss) allocated
to General Partner               $      704     $    1,664

Net income (loss) allocated
to Limited Partners                  69,704        164,826

                                 $   70,408     $  166,490

Net income (loss) allocated
to Limited Partners per
Limited Partnerships
Unit (11,394 units out-
standing at June 30,
2003 and 2002)                    $         6   $       15

                                     For the Six-Month
                                        Period Ended
                                           June 30,
                                       2003        2002

Revenues                           $   6,480    $     807

Cost and expenses:

Professional fees                     11,000       11,017

Management fee                        91,458       28,510

Other expenses                         8,794        5,896

Amortization                           2,258        1,006
                                     113,510       46,429

Loss before equity of Local
Limited Partnerships                (107,030)     (45,622)
Equity in net income of Local
Limited Partnerships                 285,860      433,897

Net Income (loss)                 $  178,830   $  388,275

Allocation of net income:

Net income (loss) allocated
to General Partner                $    1,788   $    3,882

Net income (loss) allocated
to Limited Partners                  177,042      384,393

                                  $  178,830   $  388,275

Net income (loss) allocated
to Limited Partners per
Limited Partnerships
Unit (11,394 units out-
standing at June 30,
2003 and 2002)                   $       16    $       34




Unaudited.  See accompanying notes to financial statements.


                     STATEMENTS OF CASH FLOWS

             URBAN IMPROVEMENT FUND LIMITED - 1974
                      (A Limited Partnership)


                                      For the Three-Month
                                         Period Ended
                                           June 30,
                                        2003        2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                  $   70,408   $  166,490
Adjustments to reconcile
net income to net cash
used by operating
activities:
Amortization of initial
and rent-up fees                        1,129          503
Equity in net income of
local limited partner-
ships                                (125,246)    (191,800)
Increase (decrease) in
trade accounts payable,
accrued management fees
and prepaid expenses                 (160,772)       4,999
 Total adjustments                   (284,889)    (186,298)
 Net cash used by
 operating activities                (214,481)     (19,808)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Distribution received                 425,300            0
Decrease in deposits                        0
 Net cash provided by
 investing activities                 425,300            0

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  210,819      (19,808)

CASH BALANCE AT BEGINNING OF
PERIOD                              2,338,389      170,482

CASH BALANCE AT END OF PERIOD      $2,549,208    $ 150,674

                                     For the Six-Month
                                        Period Ended
                                           June 30,
                                     2003           2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                $  178,830     $  388,275
Adjustments to reconcile
net income to net cash
used by operating
activities:
Amortization of initial
and rent-up fees                      2,258          1,006
Equity in net income of
local limited partner-
ships                              (285,860)      (433,897)
Increase (decrease) in
trade accounts payable,
accrued management fees
and prepaid expenses               (116,042)         5,255
 Total adjustments                 (399,644)      (427,636)
 Net cash used by
 operating activities              (220,814)       (39,361)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Distribution received               425,300         10,653
Decrease in deposits                200,290
Net cash provided by
investing activities                 625,590        10,653

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                 404,776       (28,708)

CASH BALANCE AT BEGINNING OF
PERIOD                             2,144,432       179,382

CASH BALANCE AT END OF PERIOD     $2,549,208     $ 150,674




Unaudited.  See accompanying notes to financial statements.



          NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        June 30, 2003

           URBAN IMPROVEMENT FUND LIMITED - 1974
                   (A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited -
1974 (the Partnership) was formed under the California
Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The
Partnership issued 11,404 units of limited partnership
        interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General
Partner).

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The
Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The
Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note 2 -Method of accounting - As of June 30, 2003, the
Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 1974

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 2003, the maximum annual management fee of $182,919 will be earned and recorded as an expense of the Partnership.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited
Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2003 and 2002.

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

Notre Dame Apartments                March 1977 to
                                       December 2002
Capitol Hill Associates              December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H.
Pfleger:

Local Limited Partnership                  Date

Notre Dame Apartments                 December 2000
Monatiquot Village                    February 2000

Note 3 - Investments in Local Limited Partnerships - As of
June 30, 2003, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited
Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                         June 30, 2003    December 31, 2002

Capital contributions      $ 8,240,996       $ 8,240,996

Distributions               (5,150,216)       (4,759,563)

Equity in losses             5,454,276         5,203,063

Advances                       166,256           166,256

Unamortized costs
of acquisitions                499,326           501,584

                           $ 9,210,638       $ 9,352,336

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020).
The Partnership recorded management fee expense of $45,729 for the three months ended June 30, 2003 (maximum fee) and $14,255 for the quarter ended June 30, 2002 (minimum fee).

The components of the Partnership's equity in income of the Local Limited Partnerships for the six months ended June
30, 2003 and 2002, is summarized as follows:

                                   For the Three-Month
                                      Period Ended
                                          June 30,
                                    2003            2002
Income (loss from investments
with non-zero investment:
Norway Housing                  $       0        $  56,100
Notre Dame                        (47,027)          48,500
Capitol Hill                       29,177                0
Monatiquot Village Associates      97,797           87,200
Distributions from zero
investments:                       34,646                0
51st and King                      10,653                0

                                $ 125,246        $ 191,800

                                     For the Six-Month
                                        Period Ended
                                           June 30,
                                    2003             2002
Income (loss from investments
with non-zero investment:
Norway Housing                  $       0        $ 112,200
Notre Dame                        (94,054)         143,200
Capitol Hill                       58,354          (19,703)
Monatiquot Village
Associates                        276,261          198,200
Distributions from zero
investments:                       34,646                0
51st and King                      10,653                0

                                $ 285,860        $ 433,897

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

The distributions in 2003 were $425,298.  The General
Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

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