Form 10KSB
period 2002-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2003-08-27
CIK 102343

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                     FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.
$2,264,242

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2002. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

The matters discussed in this report contain certain forward-looking statements, including without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

PART I

Item 1.  Business

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

During February 2000, Monatiquot Village Associates sold its real property in a tax-free exchange. The proceeds were reinvested in February 2000 into Village Green
Apartments, a 460-unit conventional property located in Santa Maria, California. During December 2000, Notre Dame
Apartments sold its real property in a tax-free exchange.
The proceeds were reinvested in May 2001 into Trail Walk
Apartments, a 180-unit conventional property located in Kenmore, Washington. During December 2002, The 51st and
King Drive Partnership sold its real property.

The remaining six properties and the two new replacement properties are described in Item 2 hereof.

The Partnership's investment objectives are to:

(1) preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

The Partnership does not have any employees. Services are performed for the Partnership by the Interfinancial Real
Estate Management Company (the General Partner) and agents retained by the General Partner.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited - 1974 has an
Investment

                               Limited
                             Partnership
Property Name, Location       Ownership         Number
and Partnership Name          Interests        of Units

Capitol Hill Apartments         95.00%    121 residential
Denver, Colorado
(Capitol Hill Associates)

Community Apartments            99.00%    147 residential
Cleveland, Ohio
(Community Apartments, Ltd.)

Met-Paca II                     95.00%    192 residential
New York, New York
(Met-Paca II Associates)

Norway Housing                  95.00%    136 residential
Boston, Massachusetts
(Norway Housing Associates)

Southern Boulevard II           95.00%    175 residential
Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments           98.00%    180 residential
Kenmore, Washington
(Notre Dame Apartments)

Village Green Apartments        95.00%    460 residential
Santa Maria, California
(Monatiquot Village Associates)

Weyerbacher Terrace             95.00%    296 residential
Indianapolis, Indiana
(Weyerbacher Terrace Associates)

                             Financed
                            Insured and    Units Receiving
Property Name, Location     Subsidized    Rental Assistance
And Partnership Name           Under       Under Section 8

Capitol Hill Apartments      Section 236          121
Denver, Colorado
(Capitol Hill Associates)

Community Apartments         Section 221(d)(3)     147
Cleveland, Ohio
(Community Apartments, Ltd.)

Met-Paca II                  Section 236           192
New York, New York
(Met-Paca II Associates)

Norway Housing               MHFA                  136
Boston, Massachusetts
(Norway Housing Associates)

Southern Boulevard II        Section 236           175
Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments        Conventional          N/A
Kenmore, Washington
(Notre Dame Apartments)

Village Green Apartments     Conventional          N/A
Santa Maria, California
(Monatiquot Village Associates)

Weyerbacher Terrace          Section 236           296
Indianapolis, Indiana
(Weyerbacher Terrace Associates)


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

Of the six partnership units which receive rent subsidies from Section 8 contracts, during four of the contracts expire during the year ending December 2002, one expires during 2004 and one expires on April 1, 2016. The Housing
Acts provide several options under which a Local Limited
Partnership may elect, as appropriate, to renew its Section
8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program, even with full debt restructuring; or
(5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions
(including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

Environment

Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances.
The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties.
In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

Item 2.  Properties

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2002:

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

51st AND KING DRIVE PARTNERSHIP. The partnership owned a
96-unit project located at 51st and King Drive in Chicago, Illinois, consisting of a four-story building of brick and masonry construction. The property of 51st and King Drive was sold during 2002 resulting in a book gain of $2,280,789 which was recognized for book and tax purposes. The
Issuer's share of the net assets from the sale was $1,031,574.

Occupancy Rates of Properties

   Partnership                2002           2001

Capital Hill                 97.20%         99.10%
Community Apartments         98.50%         95.60%
51st and King                 N/A           90.80%
Met-Paca II                  96.90%         98.10%
Monatiquot Village           98.70%        100.00%
Norway House                 97.50%         98.70%
Notre Dame                   92.30%        100.00%
Southern Boulevard II        97.90%         98.10%
Weyerbacher                  89.30%        100.00%

Average Annual Rental Per Unit of Properties

     Partnership              2002          2001

Capitol Hill                $ 7,239       $  6,320
Community Apartments        $ 6,466       $  6,291
51st and King                 N/A         $  7,243
Met Paca II                 $ 9,866       $  9,790
Monatiquot Village          $ 8,750       $  7,883
Norway House                $14,297       $ 13,405
Notre Dame                  $11,844       $  7,235
Southern Boulevard II       $10,519       $ 10,004
Weyerbacher                 $ 5,451       $  4,577

Property Real Estate Taxes of Properties

    Partnership                2002          2001

Capitol Hill                $ 34,912      $ 39,620
Community Apartments        $ 58,428      $ 21,420
51st and King               $ 74,614      $ 63,325
Met Paca II                 $201,568      $194,641
Monatiquot Village          $241,284      $241,457
Norway House                $156,167      $125,095
Notre Dame                  $211,451      $122,197
Southern Boulevard II       $196,957      $190,545
Weyerbacher                 $122,244      $122,677

Federal Tax Basis Information of Properties

                        Federal         Original Building
Partnership              Tax Basis      Method      Life

Capitol Hill             $ 1,263,998     SL           25
Community Apartments     $   182,031     SL & 125%    25
Met Paca II              $   409,382     SL           25
Monatiquot Village       $10,665,447     SL           27.5
Norway House             $   150,026     SL           25
Notre Dame               $12,830,084     SL           27.5
Southern Boulevard II    $   710,612     SL           25
Weyerbacher              $   905,799     SL           15-30

                   Bldg. Improvements   Personal Property
Partnership          Method  Life         Method  Life

Capitol Hill           SL     5-25          SL      5-7
Community Apartments   SL     5-25          SL      5
Met Paca II            SL     5-25          SL      5-7
Monatiquot Village     SL       27.5        SL      5
Norway House           SL     5-25          SL      3-10
Notre Dame             SL       27.5        SL      5-7
Southern Boulevard II  SL     5-25          SL      5-7
Weyerbacher            SL     5-30          SL      5-24


Item 3.  Legal Proceedings

There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited
Partnerships in which the Partnership is a limited partner.

Item 4.  Submission of Matters to a Vote of Security
Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                        PART II

Item 5.  Market for Common Equity and Related Partnership
Matters

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the Issuer. Equity
Resources purchased 287 units at a cost of $210 per unit during 2001 and 414 units at a cost between $200 and $250 per unit during 2002. Equity Resources is not affiliated with the General Partner.

An affiliate of the General Partner purchased 300 units at a cost of $200 per unit during the year ended December 31, 2001 and 588 units at a cost of between $200 and $235 per unit during 2002.

During the year ended December 31, 2001, five partners transferred 80 units to other individuals or partners.
During the year ended December 31, 2002, four partners transferred 60 units to individuals or entities. The
Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

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

 Holders -
Title of    Name & Address of  Amount and Nature of    % of
Class       Beneficial Owner   Beneficial Ownership   Class

General
Partner     Interfinancial Real      115 Units        100%
Interest    Estate Management Co.    ($5,000)
            1201 Third Avenue
            Suite 5400
            Seattle, Washington 98101-3076

Limited
Partner     C. T. Holland            625 Units      5.425%
Interest    Henderson, Texas 75652   ($625,000)

            499 other Limited
            Partners                 10,769 Units
                                    ($10,779,000)   94.575%

                                                   100,000

Interfinancial Real Estate Management Company owned 379 units of Limited Partnership interest at December 31, 2002.
An affiliate of Interfinancial Real Estate Management
Company owned 1,055 units of Limited Partnership interest at December 31, 2002.

The Issuer has no officers or directors.  Interfinancial
Real Estate Management Company, the General Partner of the
Issuer, is a corporation.

There were no cash distributions during 2002 or 2001.
Dividends can only be paid from available cash flow.

Item 6.  Management's Discussion and Analysis of or Plan of
Operations

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

During the period 2002 to 2001, cash distributions from Local Limited Partnerships totaled $2,593,583 and $294,562, respectfully. These funds were utilized to fund operations. The General Partner anticipates it will receive adequate distributions from the Local Limited
Partnerships to maintain operations.

Capital Resources

The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free transaction. The
Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partners, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments are made, it is likely that the acquired properties will be conventional, multi-family residential projects. Notre Dame Apartments and Monatiquot Village
Associates exchanged their real estate in tax-free exchanges. The 51st and King Drive Partnership sale was not a tax-free exchange.

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

                            2002            2001

Urban's share of
Distributions           $2,593,583        $ 294,562

Advances (made to)
repaid by Local
Limited Partnerships    $        0        $   3,349

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 for 2002 and $180,000 for 2001. The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $182,919 for 2002 and the minimum of $57,020 per year for 2001.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited
Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid during 2002 and 2001.

The Partnership has entered into an incentive management
agreement with two of the General Partners of the local
limited partnerships to pay a fee based on a percentage of
surplus cash paid.  These fees are paid from distributions
received from the Local Limited Partnerships.    Details of
the agreement are as follows:

Southern Boulevard II - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions. During 2002 and 2001, these Partnerships did not generate sufficient surplus cash to pay the incentive management fees.

                    Amount                Percentage

                  Up to $52,667             36.84%
                  Over $52,667              50%


51st and King Drive - The local General Partner receives, as an incentive management fee, an amount equal to 50% of surplus cash in excess of the cumulative priority distribution. The amounts paid under this agreement were zero in 2002 and $2,980 in 2001.

Other expenses represent cost associated with investor communication and state income tax payments which can vary from year-to-year.

At December 31, 2002, the Partnership had investments in eight active real estate limited partnerships as a Limited
Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income
(loss) of the Local Limited Partnerships for 2002 and 2001 is summarized as follows:

                               2002            2001
Distributions received
From Partnerships with
zero investments:
 51st and King              $1,031,574      $    7,077
 Norway Housing              1,083,059               0

Income (loss) from
investments with
non-zero investments:
 Capitol Hill                  111,997           1,864
 Monatiquot Village
 (d/b/a Village Green
 Apartments)                   214,946        (250,387)
 Notre Dame
 (d/b/a Trail Walk
 Apartments)                    40,816        (109,127)
 Norway Housing               (222,321)        224,334

                            $2,260,071      $ (126,239)

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local
Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy payments. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.

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

Item 7.  Financial Statements

Urban Improvement Fund Limited -1974

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002
and 2001

Statements of Changes in Partners' Capital (Deficit) -
Years ended December 31, 2002 and 2001.

Statements of Cash flows - Years ended December 31, 2002
and 2001

Notes to Financial Statements


                Kenneth  W. Bryant
           Certified Public Accountant
           555 North Point Center East
             Fourth Floor, Suite 459
              Alpharetta, GA 30022
                 678-366-4550

           INDEPENDENT AUDITOR'S REPORT

To The Partners
Urban Improvement Fund Limited - 1974

I have audited the accompanying balance sheet of Urban
Improvement Fund Limited - 1974 (a Limited Partnership), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of five of Urban Improvement Fund Limited - 1974's Local Limited
Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and in my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents zero percent and two percent of total assets at December 31, 2002 and 2001, respectively; and its equity in their operations represents forty-two percent and zero percent of the net income for 2002 and 2001, respectively.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of
December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


        /s/Kenneth W. Bryant, Certified Public Accountant




Atlanta, Georgia
July 15, 2003

                  INDEPENDENT AUDITORS' REPORT



To the Partners
Community Apartments, Ltd.
Beachwood, Ohio


We have audited the accompanying balance sheets of Community Apartments, Ltd., (and Ohio Limited Partnership)
FHA Project No. 042-35141, as of December 31, 2002 and
2001, and the related statements of income, changes in partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Apartments, Ltd. as of December 31,
2002 and 2001, and the results of its operations, changes in partners' equity, and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Baumgarten & Company LLP


Baumgarten & Company LLP
Cleveland, Ohio
February 21, 2003

                INDEPENDENT AUDITORS' REPORT



To the Partners
Southern Boulevard Partners II


We have audited the accompanying balance sheet of Southern
Boulevard Partners II, (A Limited Partnership), HUD Project
No. 012-44139, as of December 31, 2002, and the related statements of profit and loss, partners' equity deficiency and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners II, (A Limited
Partnership), HUD Project No. 012-44139, as of December 31,
2002, and the results of its operations, and changes in its partners' equity deficiency, and its cash flows for each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United
States of America.


                         /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
March 6, 2003

               INDEPENDENT AUDITORS' REPORT



To the Partners
Met Paca II Associates


We have audited the accompanying balance sheet of Met Paca
II Associates (A Limited Partnership) as of December 31,
2002, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca II Associates as of December 31, 2002, and the results of its operations and changes in its partners' equity (deficiency) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                        /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
February 21, 2003

                 INDEPENDENT AUDITORS' REPORT



To the Partners
Norway Housing Associates
(A limited partnership)
Needham, Massachusetts

We have audited the accompanying balance sheets of Norway
Housing Associates (a limited partnership), HUD Project No.
73-029-K as of December 31, 2002 and 2001, and the related statements of operations, change in partners' capital
(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norway Housing Associates (A Limited
Partnership), HUD Project No. 73-029-K at December 31, 2002 and 2001, and the results of its operations, changes in partners' capital (deficit) and cash flows for each of the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United
States of America.


                      /s/Hickey, Beatrice, & Parker, LLP


Hickey, Beatrice, & Parker, LLP
Norwell, Massachusetts
January 31, 2003

                   INDEPENDENT AUDITORS' REPORT


To the Partners
Weyerbacher Terrace Associates


We have audited the accompanying balance sheets of Weyerbacher Terrace Associates, (A Limited Partnership),
HUD Project No. 073-444555, as of December 31, 2002 and
2001, and the related statements of operations and changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weyerbacher Terrace Associates, (A Limited
Partnership), HUD Project No. 073-44455, at December 31,
2002 and 2001, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on The basic financial statements taken as a whole. The accompanying supplementary information shown on pages 12 to 18 is presented for purposes of additional analysis for the year ended December 31, 2002 and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 27, 2003 on our consideration of Weyerbacher Terrace Associates, (A Limited
Partnership), HUD Project No. 073-44455, internal control structure and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.
Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/Lightner & Stickel, CPAs, Inc.


Lightner & Stickel, CPA's, Inc.
John Stickel, CPA, Lead Auditor
Certified Public Accountants
Federal ID #31-1172644

Troy, Ohio
March 27, 2003


URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

BALANCE SHEET

December 31, 2002



                       ASSETS



Cash and cash equivalents                      $ 2,144,432
Prepaid expenses                                     9,320
Investments in and advances to Local
 Limited Partnerships accounted for
 on the equity method - Notes 4 to 9             9,352,336
Deposit                                            390,000

                                               $11,896,088




               LIABILITIES AND PARTNERS' CAPITAL


Distributions payable                          $     2,096

Partners' capital - Note 2
 General Partners - 115 partnership units
 Authorized, issued and outstanding                118,940

Limited Partners - 11,394 partnership units
 Authorized, issued and outstanding             11,775,052
                                                11,893,992
Commitments and contingent liabilities
 - Note 3
                                               $11,896,088




The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF INCOME




                                 Year Ended December 31,
                                  2002            2001

Interest income               $      4,171     $       501

Expenses:
 Professional fees                  21,093          22,050
 Management fees - Note 3          182,919          57,020
 Amortization of costs
  of acquisition                     4,517           6,529
 Other expenses                      4,191          16,965
                                   212,720         102,564

Income (loss) before equity in
 income of Local Limited
 Partnerships                     (208,549)       (102,063)

Equity in income (loss)
 of Local Limited
 Partnerships - Note 4           2,260,071        (126,239)

Net income (loss)              $ 2,051,522     $  (228,302)

Allocation of net income (loss):
 Net income allocated to
  General Partners             $    20,515     $    (2,283)
 Net income allocated to
  Limited Partners               2,031,007        (226,019)

                               $ 2,051,522     $  (228,302)
Net financial reporting
 Income per unit:
  General partnership units
   (115 units outstanding
   allocated to General
   Partner)                    $       178     $      (20)
  Limited partnership units
   (11,394 units outstanding
   allocated to Limited
   Partners)                   $       178     $       (20)



The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                       General      Limited
                       Partner      Partners      Total

Partners' capital at
 January 1, 2001    $    100,708  $ 9,970,064  $10,070,772
Net income (loss)
 - 2001                   (2,283)    (226,019)    (228,302)

Partners' capital at
 December 31, 2001        98,425    9,744,045   9,842,470
Net income (loss) - 2002  20,515    2,031,007   2,051,522

Partners' capital at
 December 31, 2002  $    118,940  $11,775,052 $11,893,992





The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                   Year Ended December 31,
                                    2002           2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)             $ 2,051,522    $   (228,302)
 Adjustments to reconcile
 net income to net cash
 provided (used) by
 operating activities:
  Amortization of initial
  and rent-up fees                   4,517          6,529
  (Increase) decrease in
  prepaid expenses                  (9,321)
  Increase (decrease) in
  Accounts payable                 (25,180)        19,680
  Increase (decrease) in
  Management fee payable                 0        (55,265)
  Equity in (income)
  Loss of Local Limited
  Partnerships                  (2,260,071)       126,238
   Total adjustments            (2,290,055)        97,182
    Net cash provided
   (used) by operating
   activities                     (238,533)      (131,120)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Deposit on investment            (390,000)             0
 Distributions from Local
 Limited Partnerships            2,593,583        294,562
 Net repayments from
 (advances to) Local
 Limited Partnerships                    0          3,349
  Net cash provided (used) by
  investing activities           2,203,583        297,911

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS            1,965,050        166,791

CASH BALANCE AT BEGINNING
 OF YEAR                           179,382         12,591

CASH BALANCE AT END OF YEAR    $ 2,144,432     $  179,382



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

Investment in Local Limited Partnerships

As of December 31, 2002, the Partnership had investments in eight active real estate limited partnerships (Local
Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The
Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular
Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General
Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited
Partnership properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $4,517 and $6,529 for the years ended December 31, 2002 and 2001, respectively.


Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in income (loss) of the Local
Limited Partnerships is summarized as follows:

                                 2002          2001
Distributions received
 from Partnerships
 with zero investments:
  51st and King               $1,031,574    $     7,077
  Norway Housing               1,083,059              0

Income (loss) from
 investments with non-
 zero investment:
  Capitol Hill                   111,997          1,864
  Monatiquot Village             214,946       (250,387)
  Notre Dame                      40,816       (109,127)
  Norway Housing                (222,321)       224,334

                              $2,260,071     $ (126,239)

Significant accounting policies followed by the Local
Limited Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income has been recorded since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates

Statement of Financial Accounting Standards ("SFAS") No.
107, "Disclosures About Fair Value of Financial
Instruments," as amended by SFAS No. 119, "Disclosure about
Derivative Financial Instruments and Fair Value of
Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, The Partnership has only one reportable segment.

Note 1 - Organization and Accounting Policies - Continued

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS
No. 144 supersedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4,
44 and 64."  SFAS No. 4 "Reporting Gains and Losses from
Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds
SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option.
Effective April 1, 2002, the Partnership adopted SFAS No.
145. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN No.46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Use of Estimates

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

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income
(loss) for income tax reporting purposes follows:

                                   Year Ended December 31,
                                    2002            2001

Net income (loss) for
 Financial reporting
 Purposes                       $2,051,522      $ (228,302)

Amortization of initial and
 rent-up fees and other costs
 of acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 purposes                            4,516          6,529

Accrual adjustments                (10,974)       (60,763)

Equity in losses reported
 by Local Limited Partner-
 ships for income tax
 reporting purposes in
 excess of income (losses)
 for financial reporting
 purposes                          345,367       534,793

Net income (loss) as
 reported on the federal
 income tax return              $2,390,431    $  252,257

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

 Year Ended December 31,
    2002       2001

Partners' capital for
 financial reporting
 purposes                      $11,893,992    $  9,842,470

Unamortized portion of
 initial and rent-up fees
 and other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 purposes                         (501,584)       (553,070)

Commissions and offering
 expenses capitalized
 for income tax purposes
 and charged to capital
 for financial reporting
 purposes                        1,315,039       1,315,039

Accrual adjustments                 (9,314)              0

Equity in cumulative
 losses of Local Limited
Partnerships for income
 tax reporting purposes
 in excess of losses for
 financial reporting purposes  (27,194,362)    (27,491,100)

Partners' capital (deficit)
 as reported on the federal
 income tax return           $(14,496,229)    $(16,886,661)

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

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 in 2002 and $180,000 in 2001. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $182,919 for 2002 and the minimum of $57,020 per year for 2001.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited
Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2002 and 2001.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a 100 percent interest.
Partnership Services, Inc. (PSI), another corporation in
           which Paul H. Pfleger is a 100 percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2002 and 2001. In addition, as shown in the following table, PSI has become the General
Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

                                   Date PSI Became
Local Limited Partnership          General Partner

Notre Dame Apartments         March 1977 to December 2000
Capitol Hill Associates       December 1978

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

Investment in and advances to the Local Limited
Partnerships accounted for on the equity method are as follows:

                                   Equity In
                      Capital       Income
                   Contributions   (Losses)       Subtotal

December 31, 2002:
Capitol Hill      $   277,900   $  (370,271)   $   (92,371)
Community Apts.       287,244    (1,140,439)      (853,195)
Met-Paca II         1,219,550    (4,526,245)    (3,306,695)
Monatiquot Village  2,520,719     1,111,218      3,631,937
Norway Housing     (2,136,666)    1,595,652       (541,014)
Notre Dame            164,593     5,426,971      5,591,564
Southern
 Boulevard II         445,014    (2,111,060)    (1,666,046)
Weyerbacher Terrace   703,079    (3,246,886)    (2,543,807)

                  $ 3,481,433   $(3,261,060)   $   220,373

                                 Losses Not
                                  Recorded
                                  (Note 1)       Advances

Capitol Hill                    $        0       $ 164,605
Community Apts.                    798,269               0
Met-Paca II                      3,175,363               0
Monatiquot Village                       0               0
Norway Housing                     512,499               0
Notre Dame                               0           1,651
Southern Boulevard II            1,561,654               0
Weyerbacher Terrace              2,416,338               0

                                $8,464,123       $ 166,256

                                 Costs of
                               Acquisition
                                 (Note 1)         Total

Capitol Hill                    $   54,950      $  127,184
Community Apts.                     54,926               0
Met-Paca II                        131,332               0
Monatiquot Village                       0       3,631,937
Norway Housing                      28,515               0
Notre Dame                               0       5,593,215
Southern Boulevard II              104,392               0
Weyerbacher Terrace                127,469               0

                                 $ 501,584      $9,352,336

                                  Equity In
                     Capital       Income
                  Contributions   (Losses)      Subtotal
December 31, 2001:
Capitol Hill      $   277,900  $   (482,268)  $   (204,368)
Community Apts.       287,244    (1,244,815)      (957,571)
51st & King Drive     159,276      (359,656)      (200,380)
Met-Paca II         1,219,550    (4,733,845)    (3,514,295)
Monatiquot Village  2,999,669       896,272      3,895,941
Norway Housing     (1,053,607)    1,247,413        193,806
Notre Dame            164,593     5,386,155      5,550,748
Southern
 Boulevard II         445,014    (2,348,680)    (1,903,666)
Weyerbacher Terrace   703,079    (3,043,543)    (2,340,464)

                  $ 5,202,718  $ (4,682,967)  $    519,751

                                 Losses Not
                                  Recorded
                                  (Note 1)        Advances

Capitol Hill                   $         0       $  164,605
Community Apts.                    902,645                0
51st & King Drive                  153,410                0
Met-Paca II                      3,382,963                0
Monatiquot Village                       0                0
Norway Housing                           0                0
Notre Dame                               0            1,651
Southern Boulevard II            1,799,274                0
Weyerbacher Terrace              2,212,995                0

                               $ 8,451,287       $  166,256

                                 Costs of
                               Acquisition
                                 (Note 1)         Total

Capitol Hill                   $   59,466        $  19,703
Community Apts.                    54,926                0
51st & King Drive                  46,970                0
Met-Paca II                       131,332                0
Monatiquot Village                      0        3,895,941
Norway Housing                     28,515          222,321
Notre Dame                              0        5,552,399
Southern Boulevard II             104,392                0
Weyerbacher Terrace               127,469                0

                                 $553,070       $9,690,364

The combined balance sheets of the Local Limited
Partnerships, accounted for on the equity method at December 31, 2002, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2002 and 2001, are summarized as follows:

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2002
                              Assets

Cash                                         $  1,864,734
Cash in escrow and other restricted funds       3,080,569
Accounts receivable                               224,818
Prepaid expenses                                  565,444
Other assets (net of accumulated amortization)  3,193,920
                                                8,929,485

Property on the basis of cost:
 Land                                           7,434,416
 Buildings and improvements                    67,563,758
                                               74,998,174
 Less accumulated depreciation                (31,715,314)
                                               43,282,860

                                             $ 52,212,345


          Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                       $53,078,501
Accounts payable and accrued expenses          1,599,099
Notes payable                                    315,950
Advances                                         166,256
Tenants' security and other deposits             460,014
                                              55,619,820

Partners' capital (deficit) per
 Accompanying Statements                      (3,407,475)

                                             $52,212,345


Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED
PARTNERSHIPS


       December 31,
    2002         2001
Revenue:
 Net rental income          $15,321,966     $13,916,228
 Financial income                39,946         183,294
 Other income                   554,528         369,414
                             15,916,440      14,468,936
Expenses:
 Administrative               2,300,856       2,181,013
 Utilities                    2,221,838       2,333,829
 Operating                    3,561,872       3,618,940
 Taxes and insurance          2,152,600       1,842,661
 Financial expenses           2,310,520       2,274,599
 Depreciation and
  Amortization                2,358,883       2,202,279
 Other expenses                       0           2,986
                             14,906,569      14,456,307
Net income (loss)
 before gain on
 sale of property             1,009,871          12,629
Gain on sale of property      2,280,798               0

Net income                  $ 3,290,669     $    12,629


COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                                 Urban
                              Improvement       Other
                                 Fund          Limited
                                Limited        Partners

Partners capital (deficit)
 at January 1, 2001           $   804,027      $   (966)

Net income - 2001                  10,286            51

Distributions - 2001             (129,054)     (423,616)

Partners capital (deficit)
  at December 31, 2001            519,751          (915)

Net income - 2002               2,294,205           915

Distributions - 2002           (2,593,583)            0

Partners capital (deficit)
  at December 31, 2002       $    220,373      $      0

                                General
                                Partners           Total

Partners capital (deficit)
 at January 1, 2001           $   804,027      $   (966)

Net income - 2001                   2,292        12,629

Distributions - 2001            (129,054)      (423,616)

Partners capital (deficit)
  at December 31, 2001        (2,072,861)    (1,554,025)

Net income - 2002                995,549      3,290,669

Distributions - 2002          (2,550,536)    (5,144,119)

Partners capital (deficit)
  at December 31, 2002       $(3,627,848)   $(3,407,475)


STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS


                                     December 31,
                                  2002           2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                  $ 3,290,669    $     12,629
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and
   Amortization                 2,358,883       2,202,279
   Gain on sale of investments (2,280,798)              0
   Decrease (increase) in
   receivables, escrows,
   restricted deposits,
   prepaid expenses and
   other assets                (1,889,771)     (1,195,176)
   Increase (decrease) in
   Accounts payable, accrued
   expenses, notes payable
   and tenant security
   deposit liability             (221,655)        466,391
    Total adjustments          (2,033,341)      1,473,494
     Net cash provided by
     operating activities       1,257,328       1,486,123

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures         (1,532,298)    (19,439,198)
  Proceeds from sale            2,752,170               0
   Net cash used by
  investing activities          1,219,872     (19,439,198)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Mortgage principal payments  (2,343,120)       (993,963)
  Proceeds from mortgage
  Refinancing                   5,675,734      14,126,000
  Distributions paid           (5,144,119)       (309,752)
  Advances from (repayments
  to) affiliates - net                  0         (3,349)
   Net cash used by
   financing activities        (1,811,505)    12,818,936

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS        665,695     (5,134,139)

CASH BALANCE AT BEGINNING
 OF YEAR                        1,199,039      6,333,178

CASH BALANCE AT END OF YEAR  $  1,864,734   $  1,199,039


SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid, net of
  Subsidy                    $  2,043,606   $  2,142,621

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

A reconciliation between the combined net income for financial reporting purposes and the combined income for income tax reporting purposes follows:

                                 For the Year Ended
                                    December 31,
                                 2002          2001
Combined net income
 (loss) for financial
 reporting purposes          $3,290,669     $   12,629
Excess of depreciation
 for financial reporting
 purposes over depreciation
 for tax reporting purposes     304,614       607,499
Combined net income (loss)
 for income tax purposes
 as reported on the federal
 income tax returns          $3,595,283    $  620,128

A reconciliation between combined partners' capital
(deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

For the Year Ended
        December 31,
    2002        2001
Combined partners' capital
 (deficit) for financial
 reporting purposes         $  (3,407,475)  $  (1,554,025)

Deferral of gain under
 Section 1031 of the
 IRS Regulations              (15,835,180)    (15,835,180)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for tax
 reporting purposes over
 depreciation for
 financial reporting
 purposes and accrual
 adjustments for financial
 reporting purposes               (348,978)      (913,533)

Combined partners' capital
 (deficit) as reported
 on the federal income tax
 returns                      $(19,591,633)  $(18,302,738)


Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

Cost of buildings

For financial statement purposes, the Local Limited
Partnerships generally capitalized all project costs, including payments to the general partners, taxes, carrying costs and operating expenses offset by incidental rental income during the construction period. For income tax purposes, certain of these amounts were deducted when paid
(Note 5).

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

Certain expenses related to obtaining permanent financing for the partnerships have been deferred and are being amortized for financial reporting purposes using the straight-line method over periods of five to forty years
(Note 5).

Statement of Cash Flows

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase would be classified as cash equivalents.

Restricted deposits, funded reserves and partnership custodial accounts are not included in cash.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Mortgage Notes Payable

Six of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA). The mortgage note payable by Monatiquot Village Limited Partnership and Notre Dame are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately four percent to 8.75 percent per annum.
          The mortgages will be repaid in monthly
installments of principal and interest aggregating approximately $326,393 over periods of forty years. HUD will make monthly interest assistance payments of approximately $72,900 to four Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

mortgage payments of those Local Limited Partners to those required for mortgages carrying a one percent interest rate. The mortgage for Notre Dame (Trail Walk Apartments) matures on June 1, 2003 with a balloon payment of $13,369,939. The General Partner plans to refinance to mortgage note. Details of the loans are as follows:

                                 Mortgage Balance
                                 December 31, 2002

HUD insured                         $13,385,290
MFHA insured                          7,642,119
Conventional financing               32,051,092

                                    $53,078,501

The scheduled principal reductions for the next five years are as follows:

            Year Ended December 31,      Amount

                   2003              $14,368,369
                   2004                1,034,338
                   2005                1,111,962
                   2006                1,195,451
                   2007                1,285,242
                   Beyond             34,083,139

                                     $53,078,501

National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2002, approximately $4,245,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

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

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

  National Housing Act Subsidies and Restrictions -
Continued

Six of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During
2002 and 2001, the Local Limited Partnerships received approximately $5,878,000 and $5,420,000, respectively, in rent supplement and Section 8 funds.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                      Affiliate                    2002
                      of General   Percent of   Management
    Partnership         Partner     Revenues    Fee Expense

Capitol Hill              Yes        10.72%      $ 90,106
Community Apartments      Yes         7.50%      $ 70,472
51st and King             Yes         6.00%      $ 37,058
Met-Paca II               Yes         5.75%      $105,449
Monatiquot Village        No          2.75%      $121,878
Norway House              Yes         4.00%      $ 78,977
Notre Dame                No          2.66%      $ 62,741
Southern Boulevard II     Yes         5.15%      $ 92,884
Weyerbacher               Yes         6.63%      $ 84,315


URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 5 - Real Estate and Accumulated Depreciation of Local
Limited Partnerships in which Urban Improvement Fund
Limited - 1974 has an Investment

                                   Buildings
Description                          and
Partnership   No. of      Land     Improvement     Total
Location      Units

Capitol Hill
Associates
Denver, CO        121  $  343,696  $ 3,125,040  $ 3,468,736
Community
Apartments, Ltd.
Cleveland, OH     147     182,031    2,075,954    2,257,985
Met-Paca II
Associates
New York, NY      192     205,597    7,748,431    7,954,028
Monatiquot
Village
Associates
Santa Maria, CA   460   4,500,000   19,231,671   23,731,671
Norway Housing
Associates
Boston, MA        136     150,026    3,331,715    3,481,741
Notre Dame
Apartments
Kenmore, WA       180   1,938,566   17,518,473   19,457,039
Southern
Boulevard II
New York, NY      175      37,441    6,803,280    6,840,721
Weyerbacher
Terrace
Indianapolis, IN  296      77,059    7,729,194    7,806,253

                       $7,434,416  $67,563,758  $74,998,174

                                                Date of
Description                    Accumulated    Completion of
Partnership                    Depreciation   Construction
Location

Capitol Hill Associates
Denver, CO                     $  2,175,953       1975
Community Apartments, Ltd.
  Cleveland, OH                   2,075,954       1975
Met-Paca II Associates
New York, NY                      7,544,646       1976
Monatiquot Village Associates
Santa Maria, CA                   2,534,113       1975
Norway Housing Associates
Boston, MA                        3,331,715       1975
Notre Dame Apartments
Kenmore, WA                       1,026,075     Unknown
Southern Boulevard II
New York, NY                      6,126,404       1975
Weyerbacher Terrace
Indianapolis, IN                  6,900,454       1976

                                $31,715,314

                                            Depreciation
                                             in latest
                                              Income
  Description                 Date           Statement
 Partnership                Acquired        is Computed
  Location

Capitol Hill Associates
Denver, CO                     1974          5-25 years
Community Apartments, Ltd.
Cleveland, OH                  1974         15-25 years
Met-Paca II Associates
New York, NY                   1974          7-271/2 years
Monatiquot Village Associates
Santa Maria, CA                2000          4-40 years
Norway Housing Associates
Boston, MA                     1974          3-25 years
Notre Dame Apartments
Kenmore, WA                    2001          5-25 years
Southern Boulevard II
New York, NY                   1974          7-271/2 years
Weyerbacher Terrace
Indianapolis, IN               1974          5-30 years

                                               Building &
                                  Land        Improvements

Balance at January 1, 2001     $ 5,507,206     $51,718,658
Additions                        1,938,566      17,500,632
Depreciation expense                     0               0

Balance at December 31, 2001     7,445,772      69,219,290
Additions                                0       1,134,324
Deletions                          (11,356)     (2,789,856)
Depreciation expense	                 0               0

Balance at December 31, 2002   $ 7,434,416     $67,563,758

                                            Accumulated
                                Total       Depreciation

Balance at January 1, 2001     $57,225,864    $30,256,133
Additions                       19,439,198              0
Deletions                                0              0
Depreciation expense                     0      1,857,045

Balance at December 31, 2001    76,665,062     32,113,178
Additions                        1,134,324              0
Deletions                       (2,801,212)     (2,448,451)
Depreciation expense                     0       2,050,587

Balance at December 31, 2002   $74,998,174    $31,715,314


URBAN IMPROVEMENT FUND LIMITED 1974
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 6 - Encumbrances of Local Limited Partnerships in
Which Urban Improvement Fund Limited - 1974 has an
Investment



                                    Outstanding    Gross
Description                          Mortgage     Interest
Partnership/Location   No. of Units   Balance      Rate

Capitol Hill Associates
Denver, CO              121 apts.    $  1,553,413    8.75%
Community Apartments, Ltd.
Cleveland, OH           147 apts.       1,096,073    7.00%
Met-Paca II Associates
New York, NY            192 apts.       4,376,333    7.00%
Monatiquot Village
Associates
Santa Maria, CA         460 apts.      18,681,156    6.99%
Norway Housing Associates
Boston, MA              136 apts.       1,966,385    7.90%
                                        5,675,734    5.50%
Notre Dame Apartments
Kenmore, WA             180 apts.      13,369,936    4.01%
Southern Boulevard II
New York, NY            175 apts.       2,912,057     7.75%
Weyerbacher Terrace
Indianapolis, IN        296 apts.       3,447,414     7.00%

                                      $53,078,501

                            Net
                         Interest     Gross      Interest
Partnership/Location       Rate      Payment     Subsidy

Capitol Hill Associates
Denver, CO                1.00%     $  16,536    $(11,629)
Community Apartments, Ltd.
Cleveland, OH             7.00%        10,649           0
Met-Paca II Associates
New York, NY              7.00%        40,513     (25,569)
Monatiquot Village
Associates
Santa Maria, CA           6.99%       134,167           0
Norway Housing
Associates
Boston, MA                7.90%        21,069           0
                          5.5%         31,872           0
Notre Dame Apartments
Kenmore, WA              4.01%         16,670           0
Southern Boulevard II
New York, NY             1.00%         27,827     (20,602)
Weyerbacher Terrace
Indianapolis, IN         1.00%         27,090     (15,135)

                                    $ 326,393   $ (72,935)

Partnership/                     Net           Maturity
Location                      Payment             Date

Capitol Hill Associates
Denver, CO                   $   4,907         Mar 1, 2016
Community Apartments, Ltd.
Cleveland, OH                   10,649         Jan 1, 2016
Met-Paca II Associates
New York, NY                    14,944         Mar 1, 2017
Monatiquot Village Associates
Santa Maria, CA                134,167         Dec 1, 2011
Norway Housing Associates
Boston, MA                      21,069         Mar 1, 2017
                                31,872         Jul 1, 2012
Notre Dame Apartments
Kenmore, WA                     16,670         Jun 1, 2003
Southern Boulevard II
New York, NY                     7,225         Jul 1, 2017
Weyerbacher Terrace
Indianapolis, IN                11,955         Dec 1, 2016

                             $ 253,458

Partnership/                     Balloon at      Insured
Location                         Maturity           By

Capitol Hill Associates
Denver, CO                            0             HUD
Community Apartments, Ltd.
Cleveland, OH                         0             FHA
Met-Paca II Associates
New York, NY                          0             HUD
Monatiquot Village Associates
Santa Maria, CA                       0        Conventional
Norway Housing Associates
Boston, MA                            0             MHFA
                                      0             MHFA
Notre Dame Apartments
Kenmore, WA                  13,369,939        Conventional
Southern Boulevard II
New York, NY                          0             HUD
Weyerbacher
Terrace
Indianapolis, IN                      0             HUD


Note 7 - Sale of the Assets of Notre Dame Apartments

During December 2000, Notre Dame Apartments sold its real property in a tax free exchange. The proceeds were reinvested in May 2001 into Trail Walk Apartments, a 180-unit conventional property located in Kenmore, Washington.

Note 8 - Sale of 51st and King Drive

During December 2002, 51st and King Drive Partnership sold its real property. Urban recognized a book gain of $2,280,789 and received a distribution of $1,031,574 as its share of the proceeds.

Note 9 - Recapitalization of Norway Housing Associates

In June 2002, Norway Housing Associates entered into an agreement with MHFA to borrow $5,675,734 under a second mortgage and to distribute the proceeds of this borrowing, together with the Partnership's surplus cash, as determined by MHFA. Approximately 51% of the available funds after payment of allowable fees and expenses were paid to MHFA and $2,378,825 ($1,083,059 to Urban 1974) was distributed to the partners. MHFA required that approximately $550,000 be retained as a debt service and operating reserves controlled by MHFA. This loan termination date is July 1, 2012.

                       PART III

Item 8.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9.  Directors and Executive Officers of the Issuer

(a)  The General Partner of the Issuer is Interfinancial
Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These
Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

      Name           Age            Office

Paul H. Pfleger      68      Director/President
John M. Orehek       49      Director/Senior Vice President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

       Name         Age            Office

Paul H. Pfleger     68       Chairman of the Board
John M. Orehek      49       Senior Vice President
Michael Fulbright   49       Secretary

(b) The Issuer has no employees.

(c)	There are no family relationships between any
directors or executive officers.

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

Item 9.  Directors and Executive Officers of the Issuer -
Continued

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

Michael Fulbright, Secretary.  Mr. Fulbright is General
Counsel for Security Properties Inc. He joined SPI in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar
Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management
Company, during 1994.

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

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States of America and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States of America. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards
Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December
31, 2002 for filing with the Securities and Exchange
Commission.

The General Partner has reappointed Kenneth W. Bryant,
Certified Public Accountant, to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $13,000 and non-audit services (principally tax-related) of approximately $3,600.

Item 10.  Executive Compensation

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

Item 11. Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial
Owners

Holders -
Title of   Name & Address of   Amount and Nature of   % of
 Class     Beneficial Owner    Beneficial Ownership   Class

General
Partner   Interfinancial Real      115 Units         100%
Interest  Estate Management Co.    ($5,000)
          1201 Third Avenue
          Suite 5400
          Seattle, Washington 98101-3076

The General Partner owns 379 units of Limited Partner interest and an affiliate of the General Partner owns 1,055 units of limited partnership interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 12.  Certain Relationships and Related Transactions

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

The Partnership paid management fees of $182,919 in 2002 and $57,020 in 2001 to the general partner.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2002 was $166,256.

There were no other transactions which officers or directors of the general partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99, Certification of Chief Executive Officer and
Chief Financial Officer.

(b) Reports on Form 8-K filed during the fourth quarter of 2002:

None

Item 14.  Controls and Procedures

The Chairman of the Board and Senior Vice President of the
Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c), and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1974
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT
               COMPANY



By:    /s/ Paul H. Pfleger
Date:  August 27, 2003
       Director/President
      Interfinancial Real Estate Management Company




By:     /s/John M. Orehek
       John M. Orehek
       Director/Senior Vice President
       Interfinancial Real Estate Management Company
Date:  August 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:     /s/ Paul H. Pfleger
        Paul H. Pfleger
        Director/President
        Interfinancial Real Estate Management Company
Date:   August 27, 2003



By:    /s/John M. Orehek
       John M. Orehek
       Director/Senior Vice President
       Interfinancial Real Estate Management Company.
Date:  August 27, 2003

                        Certification


              I Paul H. Pfleger, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited-1974;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

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


                      Certification


I John M. Orehek, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited-1974;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

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

/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership
Date:  August 27, 2003


                    Certification of CEO and CFO
                 Pursuant to 18 U.S.C. Section 1350,
                 as Adopted Pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report on Form 10-KSB of Urban Improvement Fund-1974 (the "Partnership"), for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.











/s/Paul H. Pfleger
Name:  Paul H. Pfleger
Date:  August 27, 2003




/s/John M. Orehek
Name:  John M. Orehek
Date:  August 27, 2003


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.