Form 10QSB
period 2003-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2003-11-12
CIK 102343

UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                        FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-8071

URBAN IMPROVEMENT FUND LIMITED - 1974
(Exact name of small business issuer (Issuer) as specified in its charter)

          California                           95-6504946
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization              Identification No.)

1201 Third Avenue, Suite 5400,
Seattle, Washington                              98101-3076
Address of principal executive offices)          (ZIP code)

Issuer's telephone number, including area code:
(206) 622-9900


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X     No.

                PART I - FINANCIAL INFORMATION

                Item 1 - Financial Statements

                       BALANCE SHEETS

            URBAN IMPROVEMENT FUND LIMITED - 1974
                    (A Limited Partnership)


                           ASSETS

                             September 30,       December 31,
                                 2003                 2002

Cash and cash equivalents     $ 1,504,860        $ 2,144,432
Prepaid expenses                   82,389              9,320
Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                         9,353,346          9,352,336
Deposits                          189,709            390,000

Total Assets                  $11,130,304        $11,896,088


                   LIABILITIES AND PARTNERS' CAPITAL


Distribution payable          $     2,096        $     2,096
                                    2,096              2,096

Partners' Capital:
 General Partner - 115
 Partnership units
 authorized, issued and
 outstanding                      109,494            18,940

Limited Partners -
 11,394 Partnership
 units authorized,
 issued and outstanding        11,018,714        11,775,052
                               11,128,208        11,893,992

Total Liabilities and
 Partners' Capital            $11,130,304       $11,896,088



Unaudited.  See accompanying notes to financial statements.



            CAPITALIZATION AND PARTNERS' CAPITAL

           URBAN IMPROVEMENT FUND LIMITED - 1974
                 (A Limited Partnership)



                             September 30,       December 31,
                                 2003                 2002
General Partner Interest -
 115 Partnership units
 issued and outstanding      $   115,192         $   115,192

Limited Partners'
 Interest - 11,394
 Partnership units
 issued and
outstanding                   11,404,000          11,404,000
                              11,519,192          11,519,192

Offering Expenses             (1,315,039)         (1,315,039)

Distributions to Partners     (3,713,075)         (2,681,501)

Accumulated earnings through
December 31, 2002              4,371,340           4,371,340

Income for nine-month
 period ended
 September 30, 2003              265,790                   0
                               4,637,130           4,371,340

Partners' Capital at
 End of Period               $11,128,208         $11,893,992



Unaudited.  See accompanying notes to financial statements.



                       STATEMENTS OF INCOME
              URBAN IMPROVEMENT FUND LIMITED - 1974
                     (A Limited Partnership)

                For the Three-Month    For the Nine-Month
                    Period Ended           Period Ended
                    September 30,          September 30,
                 2003         2002      2003         2002

Revenues     $   1,778   $   4,676   $   8,258   $   5,482

Cost and
 expenses:

Professional
 Fees            5,500       6,500      16,500       17,517

Management fee  45,729      14,255     137,187       42,765

Other expenses   6,296         477      15,090        6,372

Amortization     1,129       1,129       3,387        2,135
                58,654      22,361     172,164       68,789

Loss before
 equity of
Local Limited
 Partnerships  (56,876)    (17,685)   (163,906)      (63,307)
Equity in net
 income of
 Local
 Limited
 Partnerships  143,836   1,022,500     429,696     1,456,397

Net Income
 (loss)     $   86,960  $1,004,815  $  265,790    $1,393,090

Allocation of
 net income:

Net income
 (loss)
 allocated
to General
 Partner     $      870  $   10,048  $    2,658    $   13,930

Net income
 (loss)
 allocated
 to Limited
 Partners        86,090     994,767     263,132     1,379,160

             $   86,960  $1,004,815  $  265,790    $1,393,090

Net income
 (loss)
 allocated
 to Limited
 Partners per
 Limited
 Partnerships
 Unit (11,394
 units out-
 standing at
 September 30,
2003 and 2002)  $       8  $     87  $       23    $     122



Unaudited.  See accompanying notes to financial statements.



                      STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1974
                      (A Limited Partnership)



                For the Three-Month       For the Nine-Month
                   Period Ended             Period Ended
                    September 30,           September 30,
                 2003         2002       2003          2002
CASH FLOWS
 FROM OPERATING
 ACTIVITIES:
Net income
 (loss)       $  86,960   $1,004,815  $  265,790   $1,393,090
Adjustments
 to reconcile
 net income to
 net cash
 used by
 operating
 activities:
Amortization
 of initial
 and rent-up
 fees              1,129        1,129      3,387        2,135
Equity in net
 income of
 local limited
 partnerships   (143,836)  (1,022,500)  (429,696)  (1,456,397)
Increase
 (decrease) in
 trade accounts
 payable, accrued
 management fees
 and prepaid
 expenses          42,973     (19,255)   (73,069)     (14,000)
Total adjustments (99,734) (1,040,626)  (499,378)  (1,468,262)
Net cash used
 by operating
 activities       (12,774)    (35,811)  (233,588)     (75,172)

CASH FLOWS
 FROM INVESTING
 ACTIVITIES:
Distribution
 Received               0   1,272,406    425,300    1,283,059
Decrease in
 Deposits               0           0    200,290            0
Net cash
 provided by
 investing\
 activities             0   1,272,406    625,590    1,283,059

CASH FLOWS
 FROM FINANCING
 ACTIVITIES:
Distributions
 paid          (1,031,574)          0 (1,031,574)          0
Net cash used
 by financing
 activities    (1,031,574)          0 (1,031,574)          0

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS   (1,044,348)  1,236,595   (639,572)  1,207,887

CASH BALANCE
 AT BEGINNING
 OF PERIOD      2,549,208     150,674  2,144,432     179,382

CASH BALANCE
 AT END
 OF PERIOD   $ 1,504,860  $1,387,269  $1,504,860  $1,387,269



Unaudited.  See accompanying notes to financial statements.



           NOTES TO SUMMARIZE FINANCIAL INFORMATION
                     September 30, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Note 2 -Method of accounting - As of September 30, 2003, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

       Notre Dame Apartments           March 1977 to
                                       December 2002
       Capitol Hill Associates         December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H.
Pfleger:

           Local Limited Partnership         Date

             Notre Dame Apartments       December 2000
             Monatiquot Village          February 2000

Note 3 - Investments in Local Limited Partnerships - As of September 30, 2003, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                       September 30, 2003   December 31, 2002

Capital contributions      $ 8,240,996          $ 8,240,996

Distributions               (5,184,862)          (4,759,563)

Equity in losses             5,632,759            5,203,063

Advances                       166,256              166,256

Unamortized costs
 of acquisitions               498,197              501,584

                           $ 9,353,346          $ 9,352,336

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $45,729 for the three months ended September 30, 2003 (maximum fee) and $14,255 for the quarter ended September 30, 2002 (minimum fee).

The components of the Partnership's equity in income of the Local Limited Partnerships for the nine months ended September
30, 2003 and 2002, is summarized as follows:

For the Three-Month    For the Nine-Month
      Period Ended         Period Ended
     September 30,        September 30,
  2003      2002    2003   	   2002
Income (loss
 from investments
 with non-zero
 investment:
  Norway Housing   $     0  $ (322,862)   $     0  $ (210,662)
  Notre Dame        14,062      91,900    (79,992)    235,100
  Capitol Hill       8,950     107,056     67,304      87,353
  Monatiquot
  Village
  Associates       120,824      74,000    397,085     272,200
Distributions
 from zero
 investments:
  51st and King          0           0     34,646           0
  Norway House           0   1,072,406     10,653   1,072,406

                 $ 143,836  $1,022,500 $  429,696  $1,456,397

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

The distributions in 2003 were $425,300. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

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

       b) Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2003.



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





           URBAN IMPROVEMENT FUND LIMITED - 1974
                         (Issuer)
        By:  Interfinancial Real Estate Management
                  Company, General Partner



Date: November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership



Date: November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


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

Date:  November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership

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

Date:  November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership

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