Form 10KSB
period 2003-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2004-08-30
CIK 102343

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $10,525

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2003. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE None

The matters discussed in this report contain certain forward-looking statements, including without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

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

The Partnership's business is to hold limited partnership interest in local limited partnerships, each of which owns and operates a multifamily rental housing property ("Properties") which receives one or more forms of assistance from the federal government. There is a local general partner for each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6 Management's Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnership.

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

During December 2002, The 51st and King Drive Partnership sold its real property. During 2003, the Weyerbacher Terrace
Partnership was advised that HUD would foreclose on the property.

The remaining five properties and the two new replacement properties are described in Item 2 hereof.

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
 Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments       Conventional          N/A
 Kenmore, Washington
(Notre Dame Apartments)

Village Green Apartments     Conventional         N/A
 Santa Maria, California
(Monatiquot Village Associates)

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the properties' cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.

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

Of the five partnership units which receive rent subsidies from Section 8 contracts, four of the contracts expire during the year ending December 2004, and one expires on April 1, 2016. The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

The properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

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

Item 2.  Properties

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2003:

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

WEYERBACHER TERRACE ASSOCIATES. The Partnership owns a 296-unit project located in Indianapolis, Indiana consisting of four and five-story buildings of masonry construction. This project was formerly St. Vincent's Hospital and was extensively rehabilitated and converted into apartments designed for elderly tenants. The project was rehabilitated and the mortgage insured under Section 236 of the National Housing Act. The mortgage has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements. During 2003, the Partnership was notified that HUD would foreclose on the property.

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

Occupancy Rates of Properties

    Partnership                     2003             2002

Capital Hill                       98.50%           97.20%
Community Apartments               98.50%           98.50%
Met-Paca II                        97.90%           96.90%
Monatiquot Village                 93.81%           98.70%
Norway House                       98.40%           97.50%
Notre Dame                         93.77%           92.30%
Southern Boulevard II              99.00%           97.90%
Weyerbacher                         N/A             89.30%

Average Annual Rental Per Unit of Properties

    Partnership                     2003              2002

Capitol Hill                      $ 7,425           $ 7,239
Community Apartments              $ 6,573           $ 6,466
Met Paca II                       $ 9,816           $ 9,866
Monatiquot Village                $ 9,410           $ 8,750
Norway House                      $14,785           $14,297
Notre Dame                        $10,749           $11,844
Southern Boulevard II             $10,810           $10,519
Weyerbacher                         N/A             $ 5,451

Property Real Estate Taxes of Properties

    Partnership     2003     2002

Capitol Hill                      $ 34,563          $ 34,912
Community Apartments              $ 75,578          $ 58,428
Met Paca II                       $240,958          $201,568
Monatiquot Village                $233,279          $241,284
Norway House                      $151,230          $156,167
Notre Dame                        $229,792          $211,451
Southern Boulevard II             $234,311          $196,957
Weyerbacher                          N/A            $122,244

Federal Tax Basis Information of Properties

                          Federal      Original   Building
Partnership              Tax Basis      Method      Life

Capitol Hill            $ 1,271,329     SL            25
Community Apartments    $   182,031     SL & 125%     25
Met Paca II             $   380,517     SL            25
Monatiquot Village      $10,296,225     SL            27.5
Norway House            $   150,026     SL            25
Notre Dame              $12,426,494     SL            27.5
Southern Boulevard II   $   674,824     SL            25
Weyerbacher                  N/A        N/A           N/A

                     Bldg. Improvements   Personal Property
Partnership            Method  Life         Method  Life


Capitol Hill             SL    5-25          SL     5-7
Community Apartments     SL    5-25          SL     5
Met Paca II              SL    5-25          SL     5-7
Monatiquot Village       SL    27.5          SL     5
Norway House             SL    5-25          SL     3-10
Notre Dame               SL   27.5           SL     5-7
Southern Boulevard II    SL    5-25          SL     5-7
Weyerbacher              N/A   N/A           N/A    N/A

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
            1201 Third Avenue
            Suite 5400
            Seattle, Washington 98101-3076

Limited
Partner
Interest     436 Limited Partners     11,394 Units    100%

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the Issuer. During the year ended December 31, 2003, Everest Properties, II, LLC made a tender offer to the partners of the Issuer. Equity Resources purchased 44 units at a cost of between $200 and $250 per unit during 2002 and none in 2003. Everest Properties, II, LLC purchased 405 units at a cost of $350 per unit during 2003. Equity Resources and Everest Properties are not affiliated with the General Partner.

An affiliate of the General Partner, SP Millennium, LLC, purchased 585 units at a cost of between $200 and $235 per unit during the year ended December 31, 2002 and 792.5 units at a cost of between $52 and $350 per unit during 2003. At December 31, 2003, SP Millennium controlled 1847.5 units.

Interfinancial Real Estate Management Company, the General
Partner, also owned 380 units of Limited Partnership interest at December 31, 2003.

During the year ended December 31, 2002, four partners transferred 60 units to other individuals or partners. During the year ended December 31, 2003, six partners transferred 124 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

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

Distribution during 2003 amounted to $1,481,574. There were no distributions during 2002. Distributions can only be paid from available cash flow.

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

Five of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. Monatiquot Village Associates and Notre Dame Apartments have no restriction on distributions and their General Partner is an affiliate of the General Partner of the Issuer.

During the period 2003 to 2002, cash distributions from Local Limited Partnerships totaled $855,000 and $2,593,583, respectfully. These funds were utilized to fund operations. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

Capital Resources

The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partners, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments are made, it is likely that the acquired properties will be conventional, multi-family residential projects. The 51st and King Drive Partnership sale was not a tax-free exchange. Weyerbacher Terrace will be foreclosed with no proceeds to the Partnership.

The Partnership has had inquiries about the sale or exchange of properties in its portfolio.

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

                                   2003               2002

Urban's share of
 Distributions                  $ 855,000          $2,593,583

Advances (made to)
 repaid by Local
 Limited Partnerships           $    1,651          $       0

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $177,066 for 2003 and $182,919 for 2002. The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $177,066 for 2003 and $182,919 for 2002.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. A liquidation fee of $50,322 was earned for 2003 from the sale of 51st and King Drive Associates. No liquidation fees were paid during 2002.

The Partnership has entered into an incentive management
agreement with one of the General Partners of the local
limited partnerships to pay a fee based on a percentage of
surplus cash paid.  These fees are paid from distributions
received from the Local Limited Partnerships.    Details of
the agreement are as follows:

Southern Boulevard II - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions. During 2003 and 2002, these Partnerships did not generate sufficient surplus cash to pay the incentive management fees.

                    Amount                Percentage

                 Up to $52,667               36.84%
                 Over $52,667                50%

Other expenses represent cost associated with investor communication and state income tax payments which can vary from year-to-year.

At December 31, 2003, the Partnership had investments in seven active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income
(loss) of the Local Limited Partnerships for 2003 and 2002 is summarized as follows:

                                      2003             2002
Distributions received from
 Partnerships with
 zero investments:
  51st and King                  $   37,519        $1,031,574
    Norway Housing                        0         1,083,059

Income (loss) from
 investments with
 non-zero investments:
  Capitol Hill                       96,655           111,997
  Monatiquot Village
  (d/b/a Village
  Green Apartments)                 432,815           214,946
  Notre Dame
   (d/b/a Trail Walk
   Apartments)                     (108,097)           40,816
  Norway Housing                          0         (222,321)

                                 $  458,892        $2,260,071

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

The Partnership's investment objectives are to preserve and protect Partnership capital and provide capital appreciation through increase value of the Partnership's investment.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests
in the entity.   Prior to the issuance of FIN 46, entities
were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 as applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The
Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

Recent Accounting Pronouncements - Continued

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnership. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Item 7.  Financial Statements

Urban Improvement Fund Limited -1974

List of Financial Statements

Report of Carter & Company, Certified Public Accountants, LLC,
Independent Auditors - for the year ended December 31, 2003

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor - for the year ended December 31, 2002

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and
2002

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2003 and 2002.

Statements of Cash flows - Years ended December 31, 2003 and
2002

Notes to Financial Statements

CARTER & COMPANY
Certified Public Accountants, LLC
                                 555 North Point Center East
                                                Fourth Floor
                                   Alpharetta, Georgia 30022
                                        Phone - 678-366-5005
                                          Fax - 678-366-5151

               INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited - 1974

We have audited the accompanying balance sheet of Urban Improvement Fund Limited - 1974 (a Limited Partnership), as of December 31, 2003, and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of five of Urban Improvement Fund Limited - 1974's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and in our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents zero percent of total assets at December 31, 2003; and its equity in their operations represents zero percent of the net income for 2003. The financial statements of Urban Improvement Fund Limited - 1974 as of December 31, 2002 were audited by other auditors whose report dated July 15, 2003 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


       /s/Carter & Company, Certified Public Accountants, LLC




Atlanta, Georgia
March 25, 2004

                       Kenneth  W. Bryant
                 Certified Public Accountant
                 555 North Point Center East
                   Fourth Floor, Suite 459
                   Alpharetta, GA 30022
                        678-366-4550

                   INDEPENDENT AUDITOR'S REPORT

To The Partners
Urban Improvement Fund Limited - 1974

I have audited the accompanying balance sheet of Urban Improvement Fund Limited - 1974 (a Limited Partnership), as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of five of Urban Improvement Fund Limited - 1974's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and in my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents zero percent of total assets at December 31, 2002; and its equity in their operations represents forty-two percent of the net income for 2002.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

            /s/Kenneth W. Bryant, Certified Public Accountant




Atlanta, Georgia
July 15, 2003

                      INDEPENDENT AUDITORS' REPORT



To the Partners
Community Apartments, Ltd.
Beachwood, Ohio


We have audited the accompanying balance sheets of Community Apartments, Ltd., (and Ohio Limited Partnership) FHA Project No. 042-35141, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity, and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Baumgarten & Company LLP


Baumgarten & Company LLP
Cleveland, Ohio
February 9, 2004

                     INDEPENDENT AUDITORS' REPORT



To the Partners
Southern Boulevard Partners II


We have audited the accompanying balance sheet of Southern Boulevard Partners II, (A Limited Partnership), HUD Project No. 012-44139, as of December 31, 2003, and the related statements of profit and loss, partners' equity deficiency and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners II, (A Limited
Partnership), HUD Project No. 012-44139, as of December 31,
2003, and the results of its operations, and changes in its partners' equity deficiency, and its cash flows for the year ended
          December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                               /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
March 19, 2004

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


                          /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
March 6, 2003

                     INDEPENDENT AUDITORS' REPORT



To the Partners
Met Paca II Associates


We have audited the accompanying balance sheet of Met Paca II Associates (A Limited Partnership) as of December 31, 2003, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca II Associates as of December 31, 2003, and the results of its operations and changes in its partners' equity (deficiency) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                             /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
February 19, 2004

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




                               /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
February 21, 2003

                   INDEPENDENT AUDITORS' REPORT



To the Partners
Norway Housing Associates
(A limited partnership)
Needham, Massachusetts

We have audited the accompanying balance sheets of Norway Housing Associates (a limited partnership), HUD Project No. 73-029-K as of December 31, 2003, and the related statements of operations, change in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norway Housing Associates (A Limited Partnership), HUD Project No. 73-029-K at December 31, 2003, and the results of its operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                         /s/Hickey, Beatrice, & Parker, LLP


Hickey, Beatrice, & Parker, LLP
Norwell, Massachusetts
February 13, 2004

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

In accordance with Government Auditing Standards, we have also issued a report dated March 27, 2002 on our consideration of Weyerbacher Terrace Associates, (A Limited Partnership), HUD Project No. 073-44455, internal control structure and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/Lightner & Stickel, CPAs, Inc.


Lightner & Stickel, CPA's, Inc.
John Stickel, CPA, Lead Auditor
Certified Public Accountants
Federal ID #31-1172644

Troy, Ohio
March 27, 2003

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

BALANCE SHEET

December 31, 2003




ASSETS

Cash and cash equivalents                        $ 1,229,640
Prepaid expenses
Investments in and advances to Local
 Limited Partnerships accounted for
 on the equity method - Notes 4 to 9               8,912,540
Deposit                                              484,874

                                                 $10,627,054




LIABILITIES AND PARTNERS' CAPITAL

Distributions payable                             $    2,096
Management fee payable                                 7,558
                                                       9,654
Partners' capital - Note 2
 General Partners - 115 partnership units
 Authorized, issued and outstanding                  106,174

Limited Partners - 11,394 partnership units
 Authorized, issued and outstanding               10,511,226
                                                  10,617,400

Commitments and contingent liabilities - Note 3  $10,627,054



The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF INCOME




                                    Year Ended December 31,
                                    2003                2002

Interest income              $     10,525        $      4,171

Expenses:
 Professional fees                 19,000              21,093
 Management fees - Note 3         177,066             182,919
 Liquidation fee                   50,322                   0
 Amortization of costs
  of acquisition                    4,517               4,517
 Other expenses                    13,530               4,191
                                  264,435             212,720

Income (loss) before
 equity in income of
 Local Limited
 Partnerships                    (253,910)           (208,549)

Equity in income
 (loss) of Local
 Limited Partnerships
 - Note 4                         458,892           2,260,071

Net income (loss)             $   204,982         $ 2,051,522

Allocation of net
 income (loss):
  Net income allocated to
    General Partners          $     2,049         $    20,515
  Net income allocated to
    Limited Partners              202,933           2,031,007

                              $   204,982         $ 2,051,522

Net financial reporting
 Income per unit:
  General partnership
   units (115 units
   outstanding allocated
   to General Partner)        $        18          $      178
  Limited partnership
   units (11,394 units
   outstanding allocated
   to Limited Partners)       $        18         $       178



The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                        General       Limited
                        Partner       Partners        Total

Partners' capital
 at January 1, 2002  $     98,425   $ 9,744,045   $ 9,842,470
Net income
 (loss) - 2002             20,515     2,031,007     2,051,522

Partners' capital
 at December 31, 2002     118,940    11,775,052    11,893,992
Distributions - 2003      (14,815)   (1,466,759)   (1,481,574)
Net income (loss) - 2003    2,049       202,933       204,982

Partners' capital at
 December 31, 2003   $    106,174   $10,511,226   $10,617,400


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS


                                    Year Ended December 31,
                                       2003           2002
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income (loss)              $    204,982    $ 2,051,522
  Adjustments to
   reconcile net income
   to net cash provided
   (used) by operating
    activities:
     Amortization of initial
      and rent up fees                  4,517          4,517
     (Increase) decrease
      in receivables
      and prepaid expenses              9,321          (9,321)
     Increase (decrease)
      in accounts payable                   0         (25,180)
     Increase (decrease)
      in management fee
      payable                           7,558               0
     Equity in (income)
      loss of Local
      Limited Partnerships           (458,892)     (2,260,071)
Total adjustments                    (437,496)     (2,290,055)
Net cash provided (used) by
 operating activities                (232,514)       (238,533)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Deposit on investment               (94,874)       (390,000)
  Distributions from Local
   Limited Partnerships               892,519       2,593,583
  Net repayments from
   (advances to) Local
   Limited Partnerships                 1,651               0
 Net cash provided (used)
  by investing activities             799,296       2,203,583

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Partnership distributions         (1,481,574)             0
Net cash provided (used) by
 financing activities               (1,481,574)             0

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 (914,792)     1,965,050

CASH BALANCE AT BEGINNING
 OF YEAR                             2,144,432        179,382

CASH BALANCE AT END OF YEAR        $ 1,229,640    $ 2,144,432


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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accrued results could differ from these estimates.

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

Note 1 - Organization and Accounting Policies - Continued

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests
in the entity.   Prior to the issuance of FIN 46, entities
were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 as applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnership. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Note 1 - Organization and Accounting Policies - Continued

  Investment in Local Limited Partnerships

As of December 31, 2003, the Partnership had investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $4,517 for the years ended December 31, 2003 and 2002.

The Partnerships' equity in income (loss) of the Local Limited
Partnerships is summarized as follows:

                                       2003           2002
Distributions received from
 Partnerships with zero
 investments:
  51st and King                    $   37,519     $1,031,574
  Norway Housing                            0      1,083,059

Income (loss) from
 investments with non-
 zero investment:
  Capitol Hill                         96,655        111,997
  Monatiquot Village                  432,815        214,946
  Notre Dame                         (108,097)        40,816
  Norway Housing                            0       (222,321)

                                   $  458,892     $2,260,071

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

A reconciliation of the Partnership's income (loss)for financial reporting purposes and the Partnership's income
(loss) for income tax reporting purposes follows:

                                 Year Ended December 31,
                                  2003            2002

Net income (loss) for
 financial reporting
 purposes                    $   204,982       $2,051,522

Amortization of initial
 And rent-up fees and
 Other costs of acquisition
 capitalized for financial
 reporting purposes and
 previously deducted for
 income tax purposes               4,516            4,516

Accrual adjustments                7,877          (10,974)

Equity in losses reported
 by Local Limited Partner-
 ships for income tax
 reporting purposes in excess
 of income (losses) for
 financial reporting purposes     866,133          345,367

Net income (loss) as
 reported on the federal
 income tax return             $1,083,508       $2,390,431

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                  Year Ended December 31,
                                   2003            2002

Partners' capital for
 financial reporting
 purposes                     $10,617,400      $11,893,992

Unamortized portion of
 initial and rent-up fees
 and other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 purposes                         (369,599)      (501,584)

Commissions and offering
 expenses capitalized
for income tax purposes
 and charged to capital
 for financial reporting
 purposes                        1,315,039       1,315,039

Accrual adjustments                  7,560          (9,314)

Equity in cumulative losses
 of Local Limited Partnerships
 for income tax reporting
 purposes in excess of losses
 for financial reporting
 purposes                       (26,464,694)    (27,194,362)

Partners' capital (deficit)
 as reported on the
 federal income tax return     $(14,894,294)    $(14,496,229)

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

Note 3 - Management of Urban Improvement Fund Limited

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $177,065 in 2003 and $182,919 in 2002. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $177,066 for 2003 and the minimum of $182,919 per year for 2002.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. A liquidation fee of $50,322 was earned for 2003 from the sale of 51st and King Drive Associates. No liquidation fees were paid to the General Partner.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a 100 percent interest.
Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a 100 percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2003 and 2002. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

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

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                   Equity In
                      Capital       Income
                   Contributions   (Losses)        Subtotal
December 31, 2003:
Capitol Hill        $   277,900   $   (273,616)   $     4,284
Community Apts.         287,244     (1,071,620)      (784,376)
51st & King Drive             0              0              0
Met-Paca II           1,219,550     (4,320,836)    (3,101,286)
Monatiquot Village    1,665,719      1,544,033      3,209,752
Norway Housing       (2,136,666)     1,717,320       (419,346)
Notre Dame              164,593      5,318,873      5,483,466
Southern Boulevard II   445,014     (2,082,516)    (1,637,502)
Weyerbacher Terrace           0              0              0

                    $ 1,923,354   $    831,638    $ 2,754,992

                                 Losses Not
                                  Recorded
                                  (Note 1)       Advances

Capitol Hill                    $         0     $  164,605
Community Apts.                     729,450              0
51st & King Drive                         0              0
Met-Paca II                       2,969,954              0
Monatiquot Village                        0              0
Norway Housing                      390,831              0
Notre Dame                                0              0
Southern Boulevard II             1,533,110              0
Weyerbacher Terrace                       0              0

                                $ 5,623,345	$  164,605

                                 Costs of
                               Acquisition
                                 (Note 1)         Total

Capitol Hill                   $   50,433      $   219,322
Community Apts.                    54,926                0
51st & King Drive                       0                0
Met-Paca II                       131,332                0
Monatiquot Village                      0        3,209,752
Norway Housing                     28,515                0
Notre Dame                              0        5,483,466
Southern Boulevard II             104,392                0
Weyerbacher Terrace                     0                0

                               $  369,598      $ 8,912,540

                                   Equity In
                      Capital       Income
                   Contributions   (Losses)        Subtotal
December 31, 2002:
Capitol Hill        $   277,900   $  (370,271)   $   (92,371)
Community Apts.         287,244    (1,140,439)      (853,195)
Met-Paca II           1,219,550    (4,526,245)    (3,306,695)
Monatiquot Village    2,520,719     1,111,218      3,631,937
Norway Housing       (2,136,666)    1,595,652       (541,014)
Notre Dame              164,593     5,426,971      5,591,564
Southern Blvd. II       445,014    (2,111,060)    (1,666,046)
Weyerbacher Terrace     703,079    (3,246,886)    (2,543,807)

                    $ 3,481,433   $(3,261,060)   $   220,373

                                 Losses Not
                                  Recorded
                                  (Note 1)       Advances

Capitol Hill                     $        0      $ 164,605
Community Apts.                     798,269              0
Met-Paca II                       3,175,363              0
Monatiquot Village                        0              0
Norway Housing                      512,499              0
Notre Dame                                0          1,651
Southern Blvd. II                 1,561,654              0
Weyerbacher Terrace               2,416,338              0

                                 $8,464,123      $ 166,256

                                 Costs of
                               Acquisition
                                 (Note 1)         Total

Capitol Hill                   $   54,950       $  127,184
Community Apts.                    54,926                0
Met-Paca II                       131,332                0
Monatiquot Village                      0        3,631,937
Norway Housing                     28,515                0
Notre Dame                              0        5,593,215
Southern Blvd. II                 104,392                0
Weyerbacher Terrace               127,469                0

                                $ 501,584       $9,352,336


The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2003, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2003 and 2002, are summarized as follows:

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2003
                           Assets

Cash                                            $  1,237,804
Cash in escrow and other restricted funds          3,052,741
Accounts receivable                                  468,249
Prepaid expenses                                     420,871
Other assets (net of accumulated amortization)     3,230,468
                                                   8,410,133

Property on the basis of cost:
 Land                                              7,357,357
 Buildings and improvements                       60,334,506
                                                  67,691,863
  Less accumulated depreciation                  (26,622,386)
                                                  41,069,477

                                                $ 49,479,610


        Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                          $ 48,159,414
Accounts payable and accrued expenses              1,077,525
Notes payable                                        315,950
Advances                                             166,256
Tenants' security and other deposits                 449,227
                                                  50,168,372

Partners' capital (deficit) per accompanying
  Statements                                        (688,762)

                                                $ 49,479,610


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED
PARTNERSHIPS


                                           December 31,
                                       2003            2002
Revenue:
 Net rental income                 $13,915,371     $15,321,966
 Financial income                       21,188          39,946
 Other income                          464,141         554,528
                                    14,400,700      15,916,440
Expenses:
 Administrative                      2,038,419       2,300,856
 Utilities                           2,326,104       2,221,838
 Operating                           2,745,841       3,561,872
 Taxes and insurance                 1,780,844       2,152,600
 Financial expenses                  2,401,248       2,310,520
 Depreciation and amortization       2,219,960       2,358,883
                                    13,512,416      14,906,569
Net income (loss) before gain
 on sale of property                   888,284       1,009,871
Gain on disposition of property      2,730,429       2,280,798

Net income                         $ 3,618,713     $ 3,290,669


COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                                 Urban
                              Improvement        Other
                                 Fund           Limited
                                Limited         Partners
Partners capital (deficit)
 at January 1, 2002            $   519,751      $   (915)

Net income - 2002                2,294,205           915

Distributions - 2002            (2,593,583)            0

Partners capital (deficit)
  at December 31, 2002             220,373             0

Net income - 2003                3,389,619             0

Distributions - 2003              (855,000)            0

Partners capital (deficit)
 at December 31, 2003          $ 2,754,992      $      0

                                General
                                Partners           Total

Partners capital (deficit)
 at January 1, 2002            $(2,072,861)    $(1,554,025)

Net income - 2002                  995,549       3,290,669

Distributions - 2002            (2,550,536)     (5,144,119)

Partners capital (deficit)
  at December 31, 2002          (3,627,848)     (3,407,475)

Net income - 2003                  229,094       3,618,713

Distributions - 2003               (45,000)       (900,000)

Partners capital (deficit)
 at December 31, 2003          $(3,443,754)    $  (688,762)


STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                           December 31,
                                        2003          2002
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                       $ 3,618,713    $ 3,290,669
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation and amortization    2,219,960      2,358,883
    Gain on sale of investments     (2,730,429)    (2,280,798)
    Decrease (increase) in
     receivables, escrows,
     restricted deposits,
     prepaid expenses and
     other assets                     (338,410)    (1,889,771)
    Increase (decrease) in
     accounts payable, accrued
     expenses, notes payable and
     tenant security deposit
     liability                         (71,694)      (221,655)
    Total adjustments                 (920,573)    (2,033,341)
    Net cash provided by
     operating activities            2,698,140      1,257,328

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures                (511,156)    (1,532,298)
  Deferred financing costs            (442,241)             0
  Proceeds from sale                         0      2,752,170
Net cash used by investing
 Activities                           (953,397)     1,219,872

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Mortgage principal payments      (14,771,673)    (2,343,120)
  Proceeds from mortgage
   Refinancing                      13,300,000      5,675,734
  Distributions paid                  (900,000)    (5,144,119)
Net cash used by financing
 activities                         (2,371,673)    (1,811,505)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                     (626,930)       665,695

CASH BALANCE AT BEGINNING OF YEAR    1,864,734      1,199,039

CASH BALANCE AT END OF YEAR       $  1,237,804   $  1,864,734


SUPPLEMENTAL INFORMATION
 REGARDING INTEREST PAYMENTS
 IS AS FOLLOWS:
  Interest paid, net of subsidy    $  2,442,577   $  2,043,606

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between the combined net income for financial reporting purposes and the combined income for income tax reporting purposes follows:

                                       For the Year Ended
                                          December 31,
                                       2003           2002
Combined net income (loss)
 for financial reporting
 purposes                         $ 3,618,713     $ 3,290,669
Excess of depreciation for
 financial reporting purposes
 over depreciation for tax
 reporting purposes                (2,200,155)        304,614
Combined net income (loss)
 for income tax purposes as
 reported on the federal
 income tax returns               $ 1,418,558     $ 3,595,283

A reconciliation between combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                     For the Year Ended
                                         December 31,
                                     2003             2002
Combined partners' capital
 (deficit) for financial
 reporting purposes           $    (688,762)   $  (3,407,475)

Deferral of gain under
 Section 1031 of the
 IRS Regulations                (15,835,180)     (15,835,180)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for tax
 reporting purposes over
 depreciation for financial
 reporting purposes
 and accrual adjustments for
 financial reporting purposes        111,646        (348,978)

Combined partners' capital
 (deficit) as reported
 on the federal income
 tax returns                    $(16,412,296)   $(19,591,633)

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

Mortgage Notes Payable

Five of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA). The mortgage note payable by Monatiquot Village Limited Partnership and Notre Dame are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately four percent to 8.75 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $351,000 over periods of forty years. HUD will make monthly interest assistance payments of approximately $57,400 to three Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

mortgage payments of those Local Limited Partners to those required for mortgages carrying a one percent interest rate. The mortgage for Notre Dame (Trail Walk Apartments) was refinanced during 2003 to extend the maturity from June 1, 2003 to January 1, 2009 with a balloon payment of $12,149,449. Details of the loans are as follows:

                                      Mortgage Balance
                                      December 31, 2003

               HUD insured               $ 9,522,200
               MFHA insured                6,951,658
               Conventional financing     31,685,556

                                         $48,159,414

The scheduled principal reductions for the next five years are as follows:

                 Year Ended December 31,      Amount

                          2004            $ 1,079,702
                          2005              1,155,396
                          2006              1,236,568
                          2007              1,323,616
                          2008              1,416,784
                          Beyond           41,947,348

                                          $48,159,414

National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements.
The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2003, approximately $3,433,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

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

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

National Housing Act Subsidies and Restrictions - Continued

Six of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2003 and 2002, the Local Limited Partnerships received approximately $4,559,783 and $5,878,000, respectively, in rent supplement and Section 8 funds.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                       Affiliate                     2003
                       of General    Percent of   Management
     Partnership        Partner       Revenues     Fee Expense

Capitol Hill              Yes           10.72%     $ 93,751
Community Apartments      Yes            7.50%     $ 70,472
Met-Paca II               Yes            5.75%     $105,603
Monatiquot Village        No             2.75%     $122,593
Norway House              Yes            4.00%     $ 81,216
Notre Dame                No             2.66%     $ 62,741
Southern Boulevard II     Yes            5.15%     $ 92,928

URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

Notes to Financial Statements - Continued




Note 5 - Real Estate and Accumulated Depreciation of Local
Limited Partnerships in which Urban Improvement Fund Limited -
1974 has an Investment

                        Outstanding            Buildings
Description              Mortgage                and
Partnership     No. of   Balance      Land     Improvement
Location        Units

Capitol Hill
 Associates
 Denver, CO        121   $1,488,339  $  343,696   $ 3,301,122
Community
 Apartments,
 Ltd.
 Cleveland, OH     147    1,043,337      182,031    2,075,954
Met-Paca II
 Associates
 New York, NY      192    4,190,634      205,597    7,743,082
Monatiquot
 Village
 Associates
 Santa Maria, CA   460   18,385,556    4,500,000   19,414,298
Norway Housing
 Associates
 Boston, MA        136    6,951,658      150,026    3,331,715
Notre Dame
 Apartments
 Kenmore, WA       180   13,300,000    1,938,566   17,665,055
Southern
 Boulevard II
 New York, NY      175    2,799,890       37,441    6,803,280
Weyerbacher
 Terrace
 Indianapolis, IN  296            0            0            0

                        $48,159,414  $ 7,357,357  $60,334,506

                                                Date of
Description                    Accumulated    Completion of
Partnership           Total    Depreciation   Construction
Location

Capitol Hill
 Associates
 Denver, CO         $3,644,818  $  2,304,320       1975
Community
 Apartments,
 Ltd.
 Cleveland, OH       2,257,985     2,075,954        1975
Met-Paca II
 Associates
 New York, NY        7,948,679     7,556,123         1976
Monatiquot
 Village
 Associates
 Santa Maria, CA    23,914,298     3,543,815         1975
Norway Housing
 Associates
 Boston, MA          3,481,741     3,331,715          1975
Notre Dame
 Apartments
 Kenmore, WA        19,603,621      1,650,321        Unknown
Southern
 Boulevard II
 New York, NY        6,840,721      6,160,138          1975
Weyerbacher
 Terrace
 Indianapolis, IN            0               0         1976

                   $67,691,863     $26,622,386

                                            Depreciation
                                             in latest
                                              Income
  Description                 Date           Statement
 Partnership                Acquired        is Computed
  Location

Capitol Hill
 Associates
 Denver, CO                    1974           5-25 years
Community
 Apartments,
 Ltd.
 Cleveland, OH                  1974         15-25 years
Met-Paca II
 Associates
 New York, NY                   1974          7-27.5 years
Monatiquot
 Village
 Associates
 Santa Maria, CA                2000           4-40 years
Norway Housing
 Associates
 Boston, MA                     1974           3-25 years
Notre Dame
 Apartments
 Kenmore, WA                    2001           5-25 years
Southern
 Boulevard II
 New York, NY                   1974         7-27.5 years
Weyerbacher
 Terrace
 Indianapolis, IN               1974           5-30 years




                                                 Building &
                                    Land        Improvements

Balance at December 31, 2002     $ 7,434,416     $67,563,758
Additions                            (77,059)        511,156
  Deletions                                0       (7,740,408)
  Depreciation expense                     0                0

Balance at December 31, 2003     $ 7,357,357      $60,334,506

                                                Accumulated
                                    Total       Depreciation

Balance at December 31, 2002     $74,998,174    $31,715,314
Additions                            434,097              0
  Deletions                       (7,740,408)    (6,911,668)
  Depreciation expense                     0      1,818,740

Balance at December 31, 2003     $67,691,863    $26,622,386

URBAN IMPROVEMENT FUND LIMITED 1974
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 6 - Encumbrances of Local Limited Partnerships in which
Urban Improvement Fund Limited - 1974 has an Investment

                                    Outstanding    Gross
Description                          Mortgage     Interest
Partnership/Location   No. of Units   Balance      Rate

Capitol Hill
 Associates
 Denver, CO            121 apts.  $  1,488,339      8.75%
Community
 Apartments,
 Ltd.
 Cleveland, OH         147 apts.     1,043,337      7.00%
Met-Paca II
 Associates
 New York, NY          192 apts.     4,190,634      7.00%
Monatiquot
 Village
 Associates
 Santa Maria, CA       460 apts.    18,385,556       6.99%
Norway Housing
 Associates
 Boston, MA            136 apts.     1,275,924       7.90%
                                     5,675,734       5.50%
Notre Dame
 Apartments
 Kenmore, WA            180 apts.   13,300,000        4.64%
Conventional
Southern
 Boulevard II
 New York, NY           175 apts.    2,799,890        7.75%
Weyerbacher
 Terrace
 Indianapolis, IN       296 apts.            0

                                   $48,159,414

                            Net
                         Interest     Gross      Interest
Partnership/Location       Rate      Payment     Subsidy

Capitol Hill
 Associates
 Denver, CO                1.00%    $  16,536    $(11,574)
Community
 Apartments,
 Ltd.
 Cleveland, OH             7.00%       10,649           0
Met-Paca II
 Associates
 New York, NY              7.00%       40,513      (25,364)
Monatiquot
 Village
 Associates
 Santa Maria, CA           6.99%      134,167           0
Norway Housing
 Associates
 Boston, MA                7.90%       21,069           0
                           5.50%       31,872           0
Notre Dame
 Apartments
 Kenmore, WA               4.64%       68,501           0
Southern
 Boulevard II
 New York, NY              1.00%       27,827      (20,523)
Weyerbacher
 Terrace
 Indianapolis, IN              0            0            0

                                    $ 351,134    $ (57,461)

Partnership/                     Net           Maturity
Location                      Payment             Date

Capitol Hill
 Associates
 Denver, CO                  $   4,962        Mar 1, 2016
Community
 Apartments,
 Ltd.
 Cleveland, OH                  10,649        Jan 1, 2016
Met-Paca II
 Associates
 New York, NY                   15,149         Mar 1, 2017
Monatiquot
 Village
 Associates
 Santa Maria, CA               134,167          Dec 1, 2011
Norway Housing
 Associates
 Boston, MA                     21,069          Mar 1, 2017
                                31,872          July 1, 2012
Notre Dame
 Apartments
 Kenmore, WA                    68,501           Jun 1, 2009
Southern
 Boulevard II
 New York, NY                    7,304           Jul 1, 2017
Weyerbacher
 Terrace
 Indianapolis, IN                    0

                             $ 293,673

Partnership/                     Balloon at      Insured
Location                         Maturity           By


Capitol Hill
 Associates
 Denver, CO                          0               HUD
Community
 Apartments,
 Ltd.
 Cleveland, OH                       0               FHA
Met-Paca II
 Associates
 New York, NY                        0               HUD
Monatiquot
 Village
 Associates
 Santa Maria, CA                     0        Conventional
Norway Housing
 Associates
 Boston, MA                          0              MHFA
                                     0              MHFA
Notre Dame
 Apartments
 Kenmore, WA                12,149,449            Conventional
Southern
 Boulevard II
 New York, NY                        0               HUD
Weyerbacher
 Terrace
 Indianapolis, IN                    0               HUD

Note 7 - Sale of the Assets of Notre Dame Apartments

During December 2003, Weyerbacher Terrace was advised by the Department of Housing and Urban Development (HUD) it would foreclose on its real property. Urban Improvement Fund Limited-1974 had a zero investment in the property at December 31, 2003. The property had minimal operations for 2003. The gain on foreclosure for book purposes was $2,730,429. The gain will be recognized for tax purposes during 2004.

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

                       PART III

Item 8.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

(a)(1) As of March 22, 2004, Kenneth W. Bryant, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1974 (the "Registrant" or the "Partnership"), was terminated. As of May 12, 2004, the firm of Carter & Company, Certified Public Accountants, LLC was engaged to provide the service for the Registrant.

(2)  The audit reports of Kenneth W. Bryant, Certified
Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified
as to uncertainty, audit scope or accounting principles.

(3) During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

(4) The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to this report.

Controls and Procedures

(b) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15-(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(c) Internal Control over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9.  Directors and Executive Officers of the Issuer

(a) The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

       Name           Age              Office

Paul H. Pfleger        69      Director/President
John M. Orehek         50      Director/Senior Vice President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

      Name                  Age               Office

Paul H. Pfleger             69           Chairman of the Board
John M. Orehek              50           Senior Vice President
Michael Fulbright           50           Secretary

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

Item 9.  Directors and Executive Officers of the Issuer -
Continued

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2003 for filing with the Securities and Exchange Commission.

The directors and executive officers of the General Partner with authority over the Partnership are all employees of a company that is affiliated with Partnership Services, Inc. Partnership Services, Inc. has adopted a code of ethics that applies to such directors and officers of the affiliated company.

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
          1201 Third Avenue
          Suite 5400
          Seattle, Washington 98101-3076


The General Partner owns 380 units of Limited Partner interest and an affiliate of the General Partner owns 1,847.5 units of limited partnership interest.

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

There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

The Partnership earned management fees of $177,066 in 2003 and $182,919 in 2002 to the general partner. The Partnership paid liquidation fees of $50,322 to the General Partner.
Outstanding fees at December 31, 2003 amounted to $7,558.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2003 was $164,605.

There were no other transactions which officers or directors of the general partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1, Certification of Equivalent of Chief Executive
Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2, Certification of Equivalent of Chief Executive
Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1, Certification Pursuant to 18 U.S.C.  Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b) Reports on Form 8-K filed during the fourth quarter of 2003:

None

(c) Reports on Form 8-K filed during the first quarter of 2004.

Report on Form 8-K filed during the first quarter of 2004 -
Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.

Item 14.  Principal Accounting Fees and Services

The General Partner has appointed Carter & Company, Certified
Public Accountants, LLC as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees.  The Partnership paid to Kenneth W. Bryant,
Certified Public Accountant, LLC audit fees of approximately
$13,000 and $13,000 during 2003 and 2002.

Tax Fees.  The Partnership paid to Kenneth W. Bryant,
Certified Public Accountant, LLC fees for tax services of approximately $6,000 and $8,093 during 2003 and 2002, respectively.

                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1974
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY


By:   /s/Paul H. Pfleger
      Paul H. Pfleger
      Director/President
      Interfinancial Real Estate Management Company
      Date:  August 30, 2004



By:     /s/John M. Orehek
       John M. Orehek
       Director/Senior Vice President
       Interfinancial Real Estate Management Company
       Date:  August 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:     /s/ Paul H. Pfleger
        Paul H. Pfleger
        Director/President
        Interfinancial Real Estate Management Company
        Date:  August 30, 2004



By:    /s/John M. Orehek
       John M. Orehek
       Director/Senior Vice President
       Interfinancial Real Estate Management Company.
       Date:  August 30, 2004



                   Certification

I Paul H. Pfleger, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban
Improvement Fund Limited-1974;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership
Date:  August 30, 2004



                     Certification

I John M. Orehek, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban
Improvement Fund Limited-1974;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership
Date:  August 30, 2004

                Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Urban Improvement Fund-1974 (the "Partnership"), for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the

equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.






/s/Paul H. Pfleger
Name:  Paul H. Pfleger
Date:  August 30, 2004




/s/John M. Orehek
Name:  John M. Orehek
Date:  August 30, 2004









This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.