Form 10QSB
period 2004-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2004-10-13
CIK 102343

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2004

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

                PART I - FINANCIAL INFORMATION

                Item 1 - Financial Statements

                      BALANCE SHEETS

            URBAN IMPROVEMENT FUND LIMITED - 1974
                  (A Limited Partnership)


                         ASSETS

March 31,    December 31,
    2004       2003

Cash and cash equivalents         $ 1,379,228     $ 1,229,640
Prepaid expenses                      108,439               0
Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity
 method                             8,629,800       8,912,540
Deposits                              650,025         484,874

Total Assets                      $10,767,492     $10,627,054


                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                   $     5,000    $         0
Distribution payable                     2,096          2,096
Management fee payable                       0          7,558
                                         7,096          9,654

Partners' Capital:
 General Partner - 115
 Partnership units
 authorized, issued
 and outstanding                       107,603        106,174

Limited Partners -
 11,394 Partnership
 units authorized,
 issued and outstanding             10,652,793     10,511,226
                                    10,760,396     10,617,400

Total Liabilities and
 Partners' Capital                 $10,767,492    $10,627,054



Unaudited.  See accompanying notes to financial statements.


             CAPITALIZATION AND PARTNERS' CAPITAL

            URBAN IMPROVEMENT FUND LIMITED - 1974
                    (A Limited Partnership)



March 31,   December 31,
   2004      2003
General Partner Interest -
 115 Partnership units issued
 and outstanding                  $   115,192     $   115,192

Limited Partners' Interest
 - 11,394 Partnership units
 issued and outstanding            11,404,000      11,404,000
                                   11,519,192      11,519,192

Offering Expenses                  (1,315,039)     (1,315,039)

Distributions to Partners          (4,163,075)     (4,163,075)

Accumulated earnings through
 December 31, 2003                  4,576,322       4,576,322

Income for three-month period
 ended March 31, 2004                 142,996               0
                                     (758,796)       (901,792)

Partners' Capital at End
 of Period                        $10,760,396     $10,617,400



Unaudited.  See accompanying notes to financial statements.


                       STATEMENTS OF INCOME
                URBAN IMPROVEMENT FUND LIMITED - 1974
                      (A Limited Partnership)

                                    For the Three-Month
                                        Period Ended
                                          March 31,
                                   2004               2003

Revenues                       $    1,993         $    3,883

Cost and expenses:

Professional fees                   5,000              5,500

Management fee                     44,267             45,729

Other expenses                      1,991              3,716

Amortization                        1,129              1,129
                                   52,387             56,074

Loss before equity of
 Local Limited Partnerships       (50,394)           (52,191)
Equity in net income of
 Local Limited Partnerships       193,390            160,614

Net Income                     $  142,996         $  108,423

Allocation of net income:

 Net income allocated to
  General Partner              $    1,429         $    1,084

Net income allocated to
 Limited Partners                 141,567            107,339

                               $  142,996         $  108,423

Net income allocated to
 Limited Partners per
 Limited Partnerships
 Unit (11,394 units
 outstanding at March 31,
 2004 and 2003)                 $        8         $      10



Unaudited.  See accompanying notes to financial statements.


                  STATEMENTS OF CASH FLOWS

            URBAN IMPROVEMENT FUND LIMITED - 1974
                 (A Limited Partnership)



For the Three-Month
      Period Ended
       March 31,
   2004      2003
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                     $   142,996       $   108,423
 Adjustments to
 reconcile net
 income to net cash
 used by operating
 activities:
 Amortization of initial
 and rent-up fees                     1,129            1,129
 Equity in net income
 of local limited
 Partnerships                      (193,390)         (160,614)
 Increase (decrease) in
 trade accounts payable,
 accrued management fees
 and prepaid expenses              (110,996)           44,729
 Total adjustments                 (303,257)         (114,756)
 Net cash used by operating
 Activities                        (160,261)           (6,333)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Distribution received              475,000                 0
 (Increase) decrease
 in deposits                       (165,151)          200,290
 Net cash provided by
 investing activities               309,849           200,290

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS          149,588           193,957

CASH BALANCE AT BEGINNING
 OF PERIOD                        1,229,640         2,144,432

CASH BALANCE AT END OF PERIOD    $1,379,228        $2,338,389



Unaudited.  See accompanying notes to financial statements.


           NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        March 31, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 2 -Method of accounting - As of March 31, 2004, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 1974

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) In 2004, the maximum annual management fee of $182,919 will be earned and recorded as an expense of the Partnership.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2004 and 2003.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger is the sole shareholder. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is the sole shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2004 or 2003. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

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

Notre Dame Apartments                 March 1977 to
                                       December 2002
Capitol Hill Associates               December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H.
Pfleger:

Local Limited Partnership                   Date

Notre Dame Apartments                  December 2000
Monatiquot Village                     February 2000

Note 3 - Investments in Local Limited Partnerships - As of March 31, 2004, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                           March 31, 2004   December 31, 2003

Capital contributions        $ 8,240,996      $ 8,240,996

Distributions                 (6,792,642)      (6,317,642)

Equity in losses               6,648,372        6,454,983

Advances                         164,605          164,605

Unamortized costs
 of acquisitions                 368,469          369,598

                             $ 8,629,800      $ 8,912,540

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $44,267 for the three months ended March 31, 2004 (maximum fee) and $45,729 for the three months ended March 31, 2003 (minimum fee).

The components of the Partnership's equity in income of the Local Limited Partnerships for the three months ended March
31, 2004 and 2003, is summarized as follows:

                                  For the Three-Month
                                       Period Ended
                                          March 31,
                                   2004              2003
Income (loss from investments
 with non-zero investment:
Notre Dame                      $ 15,771          $(47,027)
Capitol Hill                      35,285            29,177
Monatiquot Village Associates    142,334           178,464

                                $193,390          $160,614

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

The distributions in the three months ended March 31, 2004 were $475,000. The General Partner anticipates it will receive adequate distributions from the Local Limited
Partnerships to maintain operations.

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

                       PART II - OTHER INFORMATION


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

       a) Exhibits
          99  Certification pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b) Reports on Form 8-K
           The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2004.



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







               URBAN IMPROVEMENT FUND LIMITED - 1974
                               (Issuer)
             By:  Interfinancial Real Estate Management
                        Company, General Partner





Date:  October 13, 2004   /s/Paul H. Pfleger
                             Paul H. Pfleger
                          Chairman of the Board
                          Interfinancial Real Estate Company,
                          equivalent of the
                          Chief Executive Officer of the
                          Partnership




Date:  October 13, 2004    /s/John M. Orehek
                              John M. Orehek
                           Senior Vice President
                           Interfinancial Real Estate Company,
                           equivalent of the
                           Chief Financial Officer of the
                           Partnership


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

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the covered by this report based on such evaluation; and

c. Disclosed in this report, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  October 13, 2004     /s/Paul H. Pfleger
                               Paul H. Pfleger
                           Chairman of the Board
                           Interfinancial Real Estate Company,
                           equivalent of the
                           Chief Executive Officer of the
                           Partnership

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

b.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the covered by this report based on such evaluation; and

c.	Disclosed in this report, any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  October 13, 2004    /s/John M. Orehek
                              John M. Orehek
                          Senior Vice President
                          Interfinancial Real Estate Company,
                          equivalent of the
                          Chief Financial Officer of the
                          Partnership

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