Form 10QSB
period 2004-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2004-10-13
CIK 102343

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

                      PART I - FINANCIAL INFORMATION

                      Item 1 - Financial Statements

                            BALANCE SHEETS

                  URBAN IMPROVEMENT FUND LIMITED - 1974
                         (A Limited Partnership)


                                 ASSETS

                                     June 30,    December 31,
                                       2004          2003

Cash and cash equivalents          $ 1,209,727   $ 1,229,640
Prepaid expenses                        72,172             0
Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                              8,716,533     8,912,540
Deposits                               782,678       484,874

Total Assets                       $10,781,110   $10,627,054


                    LIABILITIES AND PARTNERS' CAPITAL

Management fee payable              $        0    $     7,558
Distribution payable                     2,096          2,096
                                         2,096          9,654
Partners' Capital:
 General Partner - 115
  partnership units
  authorized, issued
  and outstanding                      107,790        106,174

 Limited Partners - 11,394
  Partnership units
  authorized, issued and
  outstanding                       10,671,224     10,511,226
                                    10,779,014     10,617,400

Total Liabilities and
 Partners' Capital                 $10,781,110    $10,627,054



Unaudited.  See accompanying notes to financial statements.


                 CAPITALIZATION AND PARTNERS' CAPITAL

                URBAN IMPROVEMENT FUND LIMITED - 1974
                      (A Limited Partnership)



                                    June 30,    December 31,
                                      2004           2003
General Partner Interest -
 115 Partnership units issued
 and outstanding                  $   115,192     $   115,192

Limited Partners' Interest -
 11,394 Partnership units
 issued and outstanding            11,404,000      11,404,000
                                   11,519,192      11,519,192

Offering Expenses                  (1,315,039)     (1,315,039)

Distributions to Partners          (4,163,075)     (4,163,075)

Accumulated earnings through
 December 31, 2003                  4,576,322       4,576,322

Income for six-month period
 Ended June 30, 2004                  161,614               0
                                     (740,178)       (901,792)

Partners' Capital at End
 of Period                        $10,779,014     $10,617,400



Unaudited.  See accompanying notes to financial statements.


                           STATEMENTS OF INCOME
                  URBAN IMPROVEMENT FUND LIMITED - 1974
                         (A Limited Partnership)

                               For the Three-Month
                                  Period Ended
                                     June 30,
                                2004          2003

Revenues                    $   3,000      $   2,598

Cost and expenses:

Professional fees               5,000          5,500

Management fee                 44,267         45,729

Other expenses                 21,848          5,078

Amortization                    1,129          1,129
                               72,244         57,436

Loss before equity
 of Local Limited
 Partnerships                 (69,244)       (54,838)
Equity in net income
 of Local Limited
 Partnerships                  87,861        125,246

Net Income (loss)          $   18,617     $   70,408

Allocation of net income:

Net income (loss)
 Allocated to
 General Partner           $      186	$      704

Net income (loss)
 Allocated to
 Limited Partners              18,431         69,704

                           $   18,617     $   70,408

Net income (loss)
 allocated to
 Limited Partners
 per Limited
 Partnerships Unit
 (11,394 units out-
 standing at June 30,
 2004 and 2003)             $       1     $        6

                                 For the Six-Month
                                    Period Ended
                                      June 30,
                                 2004         2003

Revenues                    $    4,991     $   6,480

Cost and expenses:

Professional fees               10,000        11,000

Management fee                  88,533        91,458

Other expenses                  23,837         8,794

Amortization                     2,258         2,258
                               124,628       113,510

Loss before equity
 of Local Limited
 Partnerships                 (119,637)     (107,030)
Equity in net
 income of Local
 Limited Partnerships          281,251       285,860

Net Income (loss)           $  161,614    $  178,830

Allocation of net income:

Net income (loss)
 Allocated to
 General Partner            $    1,616     $    1,788

Net income (loss)
 Allocated to
 Limited Partners              159,998        177,042

                            $  161,614     $  178,830

Net income (loss)
 Allocated to
 Limited Partners
 per Limited
 Partnerships Unit
 (11,394 units out-
 standing at June 30,
 2004 and 2003)              $       14    $       16



Unaudited.  See accompanying notes to financial statements.


                STATEMENTS OF CASH FLOWS

          URBAN IMPROVEMENT FUND LIMITED - 1974
                 (A Limited Partnership)



                                    For the Three-Month
                                        Period Ended
                                           June 30,
                                     2004           2003

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)              $   18,617      $   70,408
 Adjustments to
 Reconcile net
 income to net
 cash used by
 operating
 activities:
 Amortization of initial
  and rent-up fees                   1,129           1,129
 Equity in net income
 of local limited
 partnerships                      (87,861)       (125,246)
 Increase (decrease)
 in trade accounts
 payable, accrued
 management fees
 and prepaid expenses               31,267        (160,772)
 Total adjustments                  55,465        (284,889)
 Net cash used by
  operating activities             (36,848)       (214,481)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:
 Distribution received                   0         425,300
 Increase (decrease)
 in deposits                      (132,653)              0
 Net cash provided by
 investing activities             (132,653)        425,300

NET INCREASE
 (DECREASE) IN CASH
 AND CASH EQUIVALENTS             (169,501)        210,819

CASH BALANCE AT
 BEGINNING OF
 PERIOD                          1,379,228       2,338,389

CASH BALANCE AT
 END OF PERIOD                  $1,209,727      $2,549,208


For the Six-Month
      Period Ended
        June 30,
   2004      2003

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
 Net income (loss)               $  161,614     $  178,830
 Adjustments to
 Reconcile net
 income to net
 cash used by
 operating
 activities:
 Amortization of
 Initial and
 rent-up fees                         2,258          2,258
 Equity in net
 income of local
 limited partner-
  ships                            (281,251)      (285,860)
 Increase (decrease)
 In trade accounts
 payable, accrued
 management fees
 and prepaid expenses               (79,730)      (116,042)
 Total adjustments                 (358,723)      (399,644)
 Net cash used by
 operating activities              (197,109)      (220,814)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:
 Distribution received              475,000        425,300
 Increase (decrease)
 in deposits                       (297,804)       200,290
 Net cash provided by
 investing activities               177,196        625,590

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                        (19,913)       404,776

CASH BALANCE AT
 BEGINNING OF
 PERIOD                           1,229,640      2,144,432

CASH BALANCE AT
 END OF PERIOD                   $1,209,727     $2,549,208



Unaudited.  See accompanying notes to financial statements.


            NOTES TO SUMMARIZE FINANCIAL INFORMATION
                           June 30, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Note 2 -Method of accounting - As of June 30, 2004, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

Notre Dame Apartments                  March 1977 to
                                         December 2002
Capitol Hill Associates                December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H.
Pfleger:

Local Limited Partnership                     Date

Notre Dame Apartments                    December 2000
Monatiquot Village                       February 2000

Note 3 - Investments in Local Limited Partnerships - As of June 30, 2004, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                        June 30, 2004      December 31, 2003

Capital contributions    $ 8,240,996          $ 8,240,996

Distributions             (6,792,642)          (6,317,642)

Equity in losses           6,736,234            6,454,983

Advances                     164,605              164,605

Unamortized costs
 of acquisitions             367,340              369,598

                         $ 8,716,533          $ 8,912,540

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $88,533 for the six months ended June 30, 2004 (maximum fee) and $91,458 for the six months ended June 30, 2003 (minimum fee).

The components of the Partnership's equity in income of the Local Limited Partnerships for the six months ended June 30, 2004 and 2002, is summarized as follows:

                   For the Three-Month     For the Six-Month
                       Period Ended         Period Ended
                          June 30,              June 30,
                      2004       2003       2004       2003

Income (loss
 from Investments
 with non-zero
 investment:
  Notre Dame     $ (87,448)  $ (47,027)  $(71,677)  $(94,054)
  Capitol Hill      34,910      29,177     70,195     58,354
  Monatiquot
  Village
  Associates       140,399      97,797    282,733    276,261
Distributions
 from zero
 investments:
  51st and King          0      34,646          0     34,646
  Norway Housing         0      10,653          0     10,653

                 $  87,861   $ 125,246  $ 281,251  $ 285,860

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

The distributions in 2004 were $475,000. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

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