Form 10QSB
period 2004-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2004-11-15
CIK 102343

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                      FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

Issuer's telephone number, including area code: 206) 622-9900


Indicate by check mark whether the issuer (1) has filed all
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X     No.

              PART I - FINANCIAL INFORMATION

               Item 1 - Financial Statements

                      BALANCE SHEETS

           URBAN IMPROVEMENT FUND LIMITED - 1974
                   (A Limited Partnership)

                          ASSETS

                                    September 30,December 31,
                                         2004         2003

Cash and cash equivalents            $ 1,570,846   $ 1,229,640
Prepaid expenses                          22,906             0
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method    8,512,282    8,912,540
Deposits                                  801,851      484,874

Total Assets                          $10,907,885  $10,627,054


                LIABILITIES AND PARTNERS' CAPITAL


Distribution payable                  $     2,096  $     2,096
Management fee payable                          0        7,558
                                            2,096        9,654
Partners' Capital:
 General Partner - 115 Partnership
  Units authorized, issued and
  Outstanding                             109,057      106,174

 Limited Partners - 11,394
  Partnership Units authorized,
  issued and outstanding               10,796,732   10,511,226
                                       10,905,789   10,617,400

Total Liabilities and
  Partners' Capital                   $10,907,885  $10,627,054


Unaudited.  See accompanying notes to financial statements.

                CAPITALIZATION AND PARTNERS' CAPITAL

                URBAN IMPROVEMENT FUND LIMITED - 1974
                       (A Limited Partnership)



                                 September 30,    December 31,
                                      2004            2003
General Partner Interest - 115
 Partnership units issued and
 Outstanding                        $   115,192   $   115,192

Limited Partners' Interest -
 11,394 Partnership units issued
 and outstanding                     11,404,000    11,404,000
                                     11,519,192    11,519,192

Offering Expenses                    (1,315,039)   (1,315,039)

Distributions to Partners            (4,163,075)   (4,163,075)

Accumulated earnings through
December 31, 2003                     4,576,322     4,576,322

Income for nine-month period
 ended September 30, 2004               288,389             0
                                       (613,403)     (901,792)

Partners' Capital at End of Period  $10,905,789   $10,617,400



Unaudited.  See accompanying notes to financial statements.

STATEMENTS OF INCOME
URBAN IMPROVEMENT FUND LIMITED - 1974
(A Limited Partnership)

                      For the Three-Month   For the Nine-Month
                        Period Ended           Period Ended
                        September 30,          September 30,
                       2004      2003        2004      2003

Revenues       $    3,287  $    1,778  $    8,279  $    8,258

Cost and
 expenses:

Professional
 Fees               5,000       5,500      15,000      16,500

Management fee     44,267      45,729     132,800     137,187

Other expenses      2,994       6,296      26,832      15,090

Amortization        1,129       1,129       3,387       3,387
                   53,390      58,654     178,019     172,164

Loss before
 equity of
 Local Limited
 Partnerships     (50,103)    (56,876)   (169,740)   (163,906)
Equity in net
 income of
 Local Limited
 Partnerships     176,878     143,836     458,129     429,696

Net Income
 (loss)        $  126,775  $   86,960  $  288,389  $  265,790

Allocation of
 net income:

Net income
 (loss) allocated
 to General
 Partner        $      127  $      870  $    2,884  $    2,658

Net income
 (loss)
 allocated
 to Limited
 Partners          126,648      86,090     285,505     263,132

                $  126,775  $   86,960  $  288,389  $  265,790

Net income
 (loss)
 allocated
 to Limited
 Partners per
 Limited
 Partnerships
 Unit (11,394
 units out-
 standing at
 September 30,
 2004 and 2003)  $       11  $       8  $       25  $      23


Unaudited.  See accompanying notes to financial statements.


                      STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1974
                       (A Limited Partnership)


                              For the Three-Month
                                 Period Ended
                                  September 30,
                                2004         2003

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)          $  126,775    $    86,960
Adjustments to reconcile
  net income to net cash
  used by operating
  activities:
  Amortization of initial
  and rent-up fees                1,129          1,129
  Equity in net income of
  local limited partner-
  ships                        (176,878)      (143,836)
  Increase (decrease) in
  trade accounts payable,
  accrued management fees
  and prepaid expenses           49,266         42,973
  Total adjustments            (126,483)       (99,734)
  Net cash used by
  operating activities              292        (12,774)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Distribution received          380,000              0
  (Increase) decrease
  in deposits                   (19,173)             0
  Net cash provided by
  investing activities          360,827              0

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Distributions paid                   0      (1,031,574)
Net cash used by
 financing activities                 0      (1,031,574)

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                    361,119      (1,044,348)

CASH BALANCE AT
 BEGINNING OF PERIOD          1,209,727       2,549,208

CASH BALANCE AT END
 OF PERIOD                   $1,570,846     $ 1,504,860

                                  For the Nine-Month
                                     Period Ended
                                      September 30,
                                 2004             2003
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)           $  288,389       $  265,790
 Adjustments to reconcile
  net income to net cash
  used by operating
  activities:
  Amortization of initial
  and rent-up fees                3,387            3,387
  Equity in net income of
  local limited partner-
  ships                        (458,129)        (429,696)
  Increase (decrease) in
  trade accounts payable,
  accrued management fees
  and prepaid expenses          (30,464)         (73,069)
  Total adjustments            (485,206)        (499,378)
  Net cash used by
  operating activities         (196,817)        (233,588)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Distribution received          855,000          425,300
  (Increase) decrease
  in deposits                  (316,977)         200,290
  Net cash provided by
  investing activities          538,023          625,590

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Distributions paid                   0       (1,031,574)
 Net cash used by
 financing activities                 0       (1,031,574)

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                    341,206         (639,572)

CASH BALANCE AT
 BEGINNING OF PERIOD          1,229,640        2,144,432

CASH BALANCE AT END
 OF PERIOD                   $1,570,846      $ 1,504,860



Unaudited.  See accompanying notes to financial statements.


              NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        September 30, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Note 2 -Method of accounting - As of September 30, 2004, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

Notre Dame Apartments                   March 1977 to
                                          December 2002
Capitol Hill Associates                 December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H.
Pfleger:

Local Limited Partnership                    Date

Notre Dame Apartments                   December 2000
Monatiquot Village                      February 2000

Note 3 - Investments in Local Limited Partnerships - As of September 30, 2004, the Partnership has investments in nine active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                       September 30, 2004  December 31, 2003

Capital contributions      $ 8,240,996       $ 8,240,996

Distributions               (7,172,642)       (6,317,642)

Equity in losses             6,913,112         6,454,983

Advances                       164,605           164,605

Unamortized costs of
 Acquisitions                  366,211           369,598

                           $ 8,512,282       $ 8,912,540

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,919 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020). The Partnership recorded management fee expense of $44,267 for the three months ended September 30, 2004 (maximum fee) and $132,800 for the quarter ended September 30, 2004 (minimum fee).

The components of the Partnership's equity in income of the Local Limited Partnerships for the nine months ended September
30, 2004 and 2003, is summarized as follows:

                    For the Three-Month   For the Nine-Month
                      Period Ended           Period Ended
                       September 30,         September 30,
                      2004       2003      2004       2003

Income (loss from
 investments
 with non-zero
 investment:
  Notre Dame      $  21,929  $  14,062  $  49,748  $ (79,992)
  Capitol Hill       43,470      8,950    113,665     67,304
  Monatiquot
  Village
  Associates        111,479    120,824    394,212    397,085
Distributions
 from zero
 investments:
  51st and King           0          0          0     34,646
  Norway House            0          0          0     10,653

                  $ 176,878  $ 143,836  $ 458,129  $ 429,696

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

The distributions in 2004 were $855,000. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

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

b) Reports on Form 8-K
   The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2004.



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




             URBAN IMPROVEMENT FUND LIMITED - 1974
                            (Issuer)
           By:  Interfinancial Real Estate Management
                   Company, General Partner





Date: November 15, 2004   /s/Paul H. Pfleger
                          Paul H. Pfleger
                          Chairman of the Board
                          Interfinancial Real Estate Company,
                          equivalent of the
                          Chief Executive Officer
                            of the Partnership




Date: November 15, 2004  /s/John M. Orehek
                         John M. Orehek
                         Senior Vice President
                         Interfinancial Real Estate Company,
                         equivalent of the
                         Chief Financial Officer
                           of the Partnership


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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

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

Date: November 15, 2004   /s/Paul H. Pfleger
                          Paul H. Pfleger
                          Chairman of the Board
                          Interfinancial Real Estate Company,
                          equivalent of the
                          Chief Executive Officer
                            of the Partnership

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

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

Date: November 15, 2004   /s/John M. Orehek
                          John M. Orehek
                          Senior Vice President
                          Interfinancial Real Estate Company,
                          equivalent of the
                          Chief Financial Officer of the
                            Partnership

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