Form 10KSB
period 2004-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2006-01-25
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071


                     URBAN IMPROVEMENT FUND LIMITED -- 1974
    ------------------------------------------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

    California                                                    95-6504946
------------------------                                    --------------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington                98101-3076
--------------------------------------------------          --------------------
     (Address of principal executive offices)                         (ZIP code)

Issuer's telephone number, including area code:                   (206) 622-9900
                                                            --------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:        None
                                                                        --------

Securities registered pursuant to Section 12(g) of the Exchange Act:        None
                                                                        --------


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.                 $13,157
                                                                         -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [_]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2004. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Business
         --------

Urban Improvement Fund Limited -- 1974, a California limited partnership (the "Partnership" or the "Issuer"), was formed in January 1974 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The partnership will terminate on December 31, 2015. The termination can be earlier or later with the approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources.

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

During December 2002, The 51st and King Drive Partnership sold its real property. During 2004, the Weyerbacher Terrace Partnership was foreclosed by HUD.

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

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited - 1974 has an Investment

                                 Limited                                   Financed,
                               Partnership                                                     Insured      and
                             Units Receiving
 Property Name, Location        Ownership             Number              Subsidized          Rental Assistance
  and Partnership Name          Interests             of Units               Under           Under Section 8 (C)
------------------------       -----------        ---------------      -----------------     -------------------
Capitol Hill Apartments          95.00%           121 residential        Section 236               121
  Denver, Colorado
(Capitol Hill Associates)

Community Apartments             99.00%           147 residential        Section 221(d)(3)         147
  Cleveland, Ohio
(Community Apartments, Ltd.)

Met-Paca II                      95.00%           192 residential        Section 236               192
  New York, New York
(Met-Paca II Associates)

Norway Housing                   95.00%           136 residential        MHFA                      136
  Boston, Massachusetts
(Norway Housing Associates)

Southern Boulevard II            95.00%           175 residential        Section 236               175
  Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments            98.00%           180 residential        Conventional              N/A
  Kenmore, Washington
(Notre Dame Apartments)

Village Green Apartments         95.00%           460 residential        Conventional              N/A
  Santa Maria, California
(Monatiquot Village Associates)

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

Regulation

General
-------

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

Regulation of Affordable Housing
--------------------------------

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

Of the five partnership units which receive rent subsidies from Section 8 contracts, three of the contracts expire during the year ending December 2005, and the other two expire in 2009 and 2011. The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement
----------------------------

Five of the properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Laws Benefiting Disabled Persons
--------------------------------

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

Environment
-----------

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

Item 2.  Properties
         ----------

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2004:

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

MONATIQUOT VILLAGE ASSOCIATES. The partnership owned a 324-unit project located in Braintree, Massachusetts consisting of 27 three-story buildings of prefabricated concrete construction. The property was sold in a tax-free exchange during February 2000. The proceeds were reinvested during February 2000 in Village Green Apartments, a 460-unit conventional property located in Santa Maria, California. The property has 26 buildings with stucco and wood exteriors. During February 2005 the mortgage was refinanced. The partnership received approximately $5,500,000 in refinance proceeds. The proceeds will be utilized to purchase additional properties in 2005.

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

WEYERBACHER TERRACE ASSOCIATES. The Partnership owns a 296-unit project located in Indianapolis, Indiana consisting of four and five-story buildings of masonry construction. This project was formerly St. Vincent's Hospital and was extensively rehabilitated and converted into apartments designed for elderly tenants. The project was rehabilitated and the mortgage insured under Section 236 of the National Housing Act. The mortgage has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements. During 2004, the property was foreclosed by HUD.

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

Occupancy Rates of Properties
-----------------------------

                               Partnership                 2004                2003
                        -------------------------        -------             --------
                        Capital Hill                        98.6%            98.5%
                        Community Apartments                98.5%            98.5%
                        Met-Paca II                         97.5%            97.9%
                        Monatiquot Village                  94.4%            93.8%
                        Norway House                        99.4%            98.4%
                        Notre Dame                          93.6%            93.8%
                        Southern Boulevard II               99.0%            99.0%

Average Annual Rental Per Unit of Properties

                             Partnership                   2004                2003
                        ---------------------            --------            ------
                        Capitol Hill                     $    7,540          $   7,425
                        Community Apartments             $    6,724          $   6,573
                        Met Paca II                      $    9,358          $   9,816
                        Monatiquot Village               $    9,606          $   9,410
                        Norway House                     $   15,573          $  14,785
                        Notre Dame                       $    9,317          $  10,749
                        Southern Boulevard II            $   11,046          $  10,810

Property Real Estate Taxes of Properties
----------------------------------------

                            Partnership                   2004                     2003
                        ------------------              --------              ------------
                        Capitol Hill                   $     38,615            $    34,563
                        Community Apartments           $     53,486            $    75,578
                        Met Paca II                    $    253,631            $   240,958
                        Monatiquot Village             $    250,118            $   233,279
                        Norway House                   $     65,647            $   151,230
                        Notre Dame                     $    225,759            $   229,792
                        Southern Boulevard II          $    245,429            $   234,311

Federal Tax Basis Information of Properties
-------------------------------------------
                                 Federal         Original Building       Bldg. Improvements      Personal Property
                                                 -----------------       ------------------      -----------------
       Partnership              Tax Basis        Method        Life       Method      Life       Method      Life
-------------------------      -----------      --------      ------     --------    -------     ------    -------
Capitol Hill                    $ 1,279,800      SL            25          SL         5-25         SL       5-7
Community Apartments            $   182,031      SL & 125%     25          SL         5-25         SL       5
Met Paca II                     $   368,709      SL            25          SL         5-25         SL       5-7
Monatiquot Village              $ 9,948,309      SL            27.5        SL         27.5         SL       5
Norway House                    $   150,026      SL            25          SL         5-25         SL       3-10
Notre Dame                      $12,295,271      SL            27.5        SL         27.5         SL       5-7
Southern Boulevard II           $   703,651      SL            25          SL         5-25         SL       5-7

Item 3.  Legal Proceedings
         -----------------

There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a limited partner.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Partnership Matters
         --------------------------------------------------------

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

 Holders --
------------------------------------------------------------------------------------------------------------
   Title of                 Name & Address of                        Amount and Nature of              % of
    Class                   Beneficial Owner                         Beneficial Ownership             Class
------------------------------------------------------------------------------------------------------------

General Partner             Interfinancial Real                           115 Units                    100%
   Interest                 Estate Management Co.                         ($5,000)                     ====
                            1201 Third Avenue, Suite 5400
                            Seattle, Washington 98101-3076

Limited Partner
   Interest                 425 Limited Partners                          11,394 Units                 100%
                                                                                                       ====

During the years ended December 31, 2004 and 2003, Equity Resources, Everest Properties II, LLC, and SP Millenium, LLC have made tender offers to the partners of the Issuer. Equity Resources purchased 510 units at a cost of $ 510 per unit during 2004 and none in 2003. Everest Properties II, LLC purchased 243 units at a cost of $350 per unit during 2004 and purchased 405 units at a cost of $350 per unit during 2003. Equity Resources and Everest Properties are not affiliated with the General Partner.

An affilitiate of the General Partner, SP Millennium, LLC, purchased 332 units at a cost of between $255 and $650 per unit during the year ended December 31, 2004 and 792.5 units at a cost of between $52 and $350 per unit during 2003. At December 31, 2004, SP Millennium controlled 2179.5 units.

Interfinancial Real Estate Management Company, the General Partner, also owned 380 units of Limited Partnership interest at December 31, 2004.

During the year ended December 31, 2004, five partners transferred 90 units to other individuals or partners. During the year ended December 31, 2003, six partners transferred 124 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

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

Distributions during 2004 amounted to $ 0 and distributions during 2003 amounted to $1,481,574. Distributions can only be paid from available cash flow.

Item 6.  Management's Discussion and Analysis of or Plan of Operations
         -------------------------------------------------------------

This should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity
---------

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

During the period 2004 to 2003, cash distributions from Local Limited Partnerships totaled $855,000 and $892,519, respectfully. These funds were utilized to fund operations. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

Capital Resources
-----------------

The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partners, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments are made, it is likely that the acquired properties will be conventional, multi-family residential projects. The 51st and King Drive Partnership sale was not a tax-free exchange. Weyerbacher Terrace was foreclosed with no proceeds to the Partnership.

The Partnership has had inquiries about the sale or exchange of properties in its portfolio.

The Partnership has made no material commitments for capital expenditures.

Results of Operations
---------------------

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

                                                                        2004           2003
                                                                     ---------     ----------
Urban's share of distributions                                       $ 855,000     $  892,519
                                                                     =========     ==========

Advances (made to) repaid by Local Limited Partnerships              $       0     $    1,651
                                                                     =========     ==========

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $177,066 for 2004 and 2003. The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $177,066 for 2004 and 2003.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. A liquidation fee of $50,322 was earned for 2003 from the sale of 51st and King Drive Associates. No liquidation fees were paid during 2004.

The Partnership has entered into an incentive management agreement with one of the General Partners of the local limited partnerships to pay a fee based on a percentage of surplus cash paid. These fees are paid from distributions received from the Local Limited Partnerships. Details of the agreement are as follows:

      Southern Boulevard II - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions. During 2004 and 2003, these Partnerships did not generate sufficient surplus cash to pay the incentive management fees.

                            Amount                      Percentage
                            ------                      ----------

                        Up to $52,667                      36.84%
                        Over  $52,667                      50%

Other expenses represent cost associated with investor communication and state income tax payments which can vary from year-to-year.

At December 31, 2004, the Partnership had investments in seven active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 2004 and 2003 is summarized as follows:

                                                                                    2004                  2003
                                                                                 ---------             ---------
Distributions received from Partnerships with zero investments:
      51st and King                                                              $       0             $  37,519

  Income (loss) from investments with non-zero investments:
      Capitol Hill                                                               $ 117,505                96,655
      Monatiquot Village (d/b/a Village Green Apartments)                        $ 388,998               432,815
      Notre Dame (d/b/a Trail Walk Apartments)                                   $(291,355)             (108,097)
                                                                                 ---------             ---------

                                                                                 $ 215,148             $ 458,892
                                                                                 =========             =========

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

Recent Accounting Pronouncements
--------------------------------

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership has evaluated its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has determined that there will be no impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003.

---------------------------------------------

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

Item 7.  Financial Statements
         ---------------------

Urban Improvement Fund Limited -1974

List of Financial Statements

      Report of Carter & Company, Certified Public Accountants, LLC, Independent Auditors -- for the year ended December 31, 2004

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2004 and 2003.

      Statements of Cash flows - Years ended December 31, 2004 and 2002

      Notes to Financial Statements

CARTER & COMPANY
--------------------------------------------------------------------------------
Certified Public Accountants, LLC
                                                             543 Highway 98 East
                                                                       Suite 201
                                                           Destin, Florida 32541
                                                            Phone:  850-650-0125
                                                              Fax:  850-650-0126


                          INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited -- 1974

We have audited the accompanying balance sheet of Urban Improvement Fund Limited -- 1974 (a Limited Partnership), as of December 31, 2004, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of four of Urban Improvement Fund Limited -- 1974's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and in our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents zero percent of total assets at December 31, 2004; and its equity in their operations represents zero percent of the net income for 2004 and 2003.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



                          /s/Carter & Company, Certified Public Accountants, LLC





Destin, Florida
November 30, 2005

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Community Apartments, Ltd.
Beachwood, Ohio


We have audited the accompanying balance sheets of Community Apartments, Ltd., (and Ohio Limited Partnership) FHA Project No. 042-35141, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Apartments, Ltd. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity, and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/Baumgarten & Company LLP


Baumgarten & Company LLP
Cleveland, Ohio
February 25, 2005

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Southern Boulevard Partners II


We have audited the accompanying balance sheet of Southern Boulevard Partners II, (A Limited Partnership), HUD Project No. 012-44139, as of December 31, 2004, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners II, (A Limited Partnership), HUD Project No. 012-44139, as of December 31, 2004, and the results of its operations, and changes in its partners' capital, and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
Febuary 22_, 2005

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Met Paca II Associates


We have audited the accompanying balance sheet of Met Paca II Associates (A Limited Partnership) as of December 31, 2004, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca II Associates as of December 31, 2004, and the results of its operations, changes in its partners' equity (deficiency) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                                  /s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
March 9, 2005

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Norway Housing Associates
(A limited partnership)
Needham, Massachusetts

We have audited the accompanying balance sheets of Norway Housing Associates (a limited partnership), HUD Project No. 73-029-K as of December 31, 2004, and the related statements of profit and loss, change in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Norway Housing Associate's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norway Housing Associates (A Limited Partnership), HUD Project No. 73-029-K at December 31, 2004, and the results of its operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/Hickey, Beatrice, & Parker, LLP


Hickey, Beatrice, & Parker, LLP
Norwell, Massachusetts
January 27, 2005

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

BALANCE SHEET

December 31, 2004



ASSETS                                                                                                      2004
------                                                                                                      ----
Cash and cash equivalents                                                                               $ 1,445,133
Investments in and advances to Local
      Limited Partnerships accounted for
      on the equity method -- Notes 4 to 9                                                                8,268,171
Deposits on investments                                                                                     928,148
                                                                                                        -----------

                                                                                                        $10,641,452
                                                                                                        ===========




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

   Distributions payable                                                                                $     2,096

   Management fee payable                                                                                    24,361
                                                                                                        -----------
                                                                                                             26,457
   Partners' capital -- Note 2
      General Partners -- 115 partnership units
         Authorized, issued and outstanding                                                             $   106,150

      Limited Partners -- 11,394 partnership units
         Authorized, issued and outstanding                                                              10,508,845
                                                                                                        -----------
                                                                                                         10,614,995
                                                                                                        -----------
                                                                                                        $10,641,452
                                                                                                        ===========






The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

STATEMENTS OF INCOME



                                                                                          Year Ended December 31,
                                                                                        2004                  2003
                                                                                      ---------            ---------
Interest income                                                                       $  13,163            $  10,525

Expenses:
  Professional fees                                                                      23,032               19,000
  Management fees -- Note 3                                                             177,066              177,066
  Liquidation fee                                                                             0               50,322
  Amortization of costs of acquisition                                                    4,517                4,517
  Other expenses                                                                         26,101               13,530
                                                                                      ---------            ---------
                                                                                        230,716              264,435
                                                                                      ---------            ---------

Income (loss) before equity in
  income of Local Limited
  Partnerships                                                                         (217,553)            (253,910)

Equity in income (loss) of Local
  Limited Partnerships -- Note 4                                                        215,148              458,892
                                                                                      ---------            ---------

Net income (loss)                                                                     $  (2,405)           $ 204,982
                                                                                      =========            =========

Allocation of net income (loss):
  Net income (loss) allocated to
    General Partners                                                                        (24)           $   2,049
  Net income (loss) allocated to
    Limited Partners                                                                     (2,381)             202,933
                                                                                      ---------            ---------

                                                                                      $  (2,405)           $ 204,982
                                                                                      =========            =========
Net financial reporting income per unit:
    General partnership units (115
      units outstanding allocated
      to General Partner)                                                             $       0            $      18
                                                                                      =========            =========
    Limited partnership units (11,394
      units outstanding allocated
      to Limited Partners)                                                            $       0            $      18
                                                                                      =========            =========




The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                               General              Limited
                                                               Partner              Partners                 Total
                                                           ------------            ------------          ------------
Partners' capital at January 1, 2003                       $    118,940            $ 11,775,052          $ 11,893,992
Distributions -- 2003                                           (14,815)             (1,466,759)           (1,481,574)
Net income (loss) -- 2003                                         2,049                 202,933               204,982
                                                           ------------            ------------          ------------

Partners' capital at December 31, 2003                          106,174              10,511,226            10,617,400


Net income (loss) -- 2004                                           (24)                 (2,381)               (2,405)
                                                           ------------            ------------          ------------

Partners' capital at December 31, 2004                     $    106,150            $ 10,508,845          $ 10,614,995
                                                           ============            ============          ============









The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS



                                                                                           Year Ended December 31,
                                                                                        2004                   2003
                                                                                    -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $    (2,405)           $   204,982
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Amortization of initial and rent
        up fees                                                                           4,517                  4,517
      (Increase) decrease in receivables
        and prepaid expense                                                                   0                  9,321
      Increase (decrease) in management
        fee payable                                                                      16,803                  7,558
      Equity in (income) loss of Local
        Limited Partnerships                                                           (215,148)              (458,892)
                                                                                    -----------            -----------
          Total adjustments                                                            (193,828)              (437,496)
                                                                                    -----------            -----------
            Net cash provided (used) by
              operating activities                                                     (196,233)              (232,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                                                (443,274)               (94,874)
  Distributions from Local Limited
    Partnerships                                                                        855,000                892,519
  Net repayments from (advances to)
    Local Limited Partnerships                                                                0                  1,651
                                                                                    -----------            -----------
            Net cash provided (used) by
              investing activities                                                      411,726                799,296
                                                                                    -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions                                                                   0             (1,481,574)
                                                                                    -----------            -----------
            Net cash provided (used) by
              financing activities                                                            0             (1,481,574)
                                                                                    -----------            -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                           215,493               (914,792)

CASH BALANCE AT BEGINNING OF YEAR                                                     1,229,640              2,144,432
                                                                                    -----------            -----------

CASH BALANCE AT END OF YEAR                                                         $ 1,445,133            $ 1,229,640
                                                                                    ===========            ===========


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

Note 1 -- Organization and Accounting Policies
----------------------------------------------

    Organization
    ------------

Urban Improvement Fund Limited -- 1974 (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,394 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

   Use of Estimates
   ----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   Taxes on Income
   ---------------

No provision for taxes on income has been recorded since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

   Fair Value of Financial Instruments and Use of Estimates
   --------------------------------------------------------

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

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


Note 1 -- Organization and Accounting Policies -- Continued
-----------------------------------------------------------

   Segment Reporting
   -----------------

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

   Recent Accounting Pronouncements
   --------------------------------

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership has evaluated its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has determined that there will be no impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003.

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

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 1 -- Organization and Accounting Policies -- Continued
-----------------------------------------------------------

  Investment in Local Limited Partnerships
  ----------------------------------------

As of December 31, 2004, the Partnership had investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $4,517 for the years ended December 31, 2004 and 2003.

The Partnerships' equity in income (loss) of the Local Limited Partnerships is summarized as follows:

                                                                                  2004                 2003
                                                                                ---------           ---------
Distributions received from Partnerships with zero investments:
     51st and King                                                              $       0           $  37,519

Income (loss) from investments with non- zero investment:
     Capitol Hill                                                                 117,505              96,655
     Monatiquot Village                                                           388,998             432,815
     Notre Dame                                                                  (291,355)           (108,097)
                                                                                ---------           ---------

                                                                                $ 215,148           $ 458,892
                                                                                =========           =========

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes
------------------------------------------------------------------------


A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                                                                     Year Ended December 31,
                                                                                    2004                 2003
                                                                                -----------          -----------
Net income (loss) for financial reporting purposes                              $     (2,405)        $   204,982

Amortization of initial and rent-up fees and other costs of acquisition capitalized for financial reporting purposes and previously deducted for
   income tax purposes                                                                 4,516               4,516

Accrual adjustments                                                                   16,801               7,877

Equity in losses reported by Local Limited Partner-
   ships for income tax reporting purposes in excess
   of income (losses) for financial reporting purposes                             4,520,976             866,133
                                                                                ------------         -----------

Net income (loss) as reported on the federal income
   tax return                                                                   $  4,539,888         $ 1,083,508
                                                                                ============         ===========


A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                                                                     Year Ended December 31,
                                                                                    2004                2003
                                                                                -----------          -----------

Partners' capital for financial reporting purposes                              $ 10,614,995        $ 10,617,400

Unamortized portion of initial and rent-up fees and other costs of acquisition capitalized for financial reporting purposes and previously
   deducted for income tax purposes                                             $   (365,083)           (369,599)
Commissions and offering expenses capitalized
   for income tax purposes and charged to capital
   for financial reporting purposes                                                1,315,039           1,315,039
Accrual adjustments                                                                   24,361               7,560

Equity in cumulative losses of Local Limited Partnerships for income tax reporting purposes in excess of losses for financial
   reporting purposes`                                                           (21,943,718)        (26,464,694)
                                                                                ------------        ------------
Partners' capital (deficit) as reported on the
   federal income tax return                                                    $(10,354,406)       $(14,894,294)
                                                                                ============        ============

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes -- Continued
------------------------------------------------------------------------

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interest in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 -- Management of Urban Improvement Fund Limited
------------------------------------------------------

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $177,066 in 2004 and 2003. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $177,066 for 2004 and 2003.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. A liquidation fee of $50,322 was earned for 2003 from the sale of 51st and King Drive Associates. No liquidation fees were paid to the General Partner in 2004.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a 100 percent interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a 100 percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. During June 2004, Paul H. Pfleger contributed his stock in IREMCO and PSI to SP investments Inc., another corporation owned 100 percent by Paul H. Pfleger. No fees were paid to PSI during 2004 and 2003. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

                                                           Date PSI Became
         Local Limited Partnership                          General Partner
         -------------------------                   ---------------------------

         Notre Dame Apartments                       March 1977 to December 2000
         Capitol Hill Associates                     December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                              Date
         -------------------------                         -----------------

         Notre Dame Apartments                             December 2000
         Monatiquot Village                                February 2000

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity Method
-------------------------------------------------------------------------------

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                         Equity In                        Losses Not                  Costs of
                         Capital           Income                          Recorded                  Acquisition
                      Contributions       (Losses)         Subtotal        (Note 1)      Advances      (Note 1)           Total
                      -------------     ------------     -----------    ------------   -----------   ------------      -----------
December 31, 2004:
Capitol Hill           $    277,900    $   ( 156,111)    $   121,789    $          0   $   164,605   $     45,916      $   332,310
Community Apts.             287,244       (1,029,255)       (742,011)        687,085             0         54,926                0
Met-Paca II               1,219,550       (4,052,235)     (2,832,685)      2,701,353             0        131,332                0
Monatiquot Village          810,719        1,933,031       2,743,750               0             0              0        2,743,750
Norway Housing           (2,136,666)       1,896,598        (240,068)        211,553             0         28,515                0
Notre Dame                  164,593        5,027,518       5,192,111               0             0                       5,192,111
Southern Boulevard II       445,014      (2,038,757)      (1,593,743)      1,489,351             0        104,392                0
                       ------------    -------------     -----------    ------------   -----------   ------------      -----------

                       $  1,068,354    $   1,580,789     $ 2,649,143    $  5,089,342   $   164,605   $    365,081      $ 8,268,171
                       ============    =============     ===========    ============   ===========   ============      ===========

                                         Equity In                       Losses Not                     Costs of
                         Capital          Income                           Recorded                   Acquisition
                      Contributions      (Losses)         Subtotal         (Note 1)      Advances       (Note 1)          Total
                      -------------     ------------     -----------    ------------   -----------   ------------      -----------
December 31, 2003:
Capitol Hill           $    277,900    $    (273,616)     $    4,284    $          0    $  164,605   $     50,433      $   219,322
Community Apts.             287,244       (1,071,620)       (784,376)        729,450             0         54,926                0
51st & King Drive                 0                0               0               0             0              0                0
Met-Paca II               1,219,550       (4,320,836)     (3,101,286)      2,969,954             0        131,332                0
Monatiquot Village        1,665,719        1,544,033       3,209,752               0             0              0        3,209,752
Norway Housing           (2,136,666)       1,717,320        (419,346)        390,831             0         28,515                0
Notre Dame                  164,593        5,318,873       5,483,466               0             0              0        5,483,466
Southern Boulevard II       445,014       (2,082,516)     (1,637,502)      1,533,110                      104,392
                       ------------    -------------     -----------    ------------   -----------   ------------      -----------

                       $  1,923,354    $     831,638     $ 2,754,992    $  5,623,345   $   164,605   $    369,598      $ 8,912,540
                       =============   =============     ===========    ============   ===========   ============      ===========

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2004, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2004 and 2003, are summarized as follows:

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity Method -- Continued
--------------------------------------------------------------------

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2004

                                     Assets                                         2004
                                     ------                                         ----
Cash                                                                             $    909,250
Cash in escrow and other restricted funds                                           3,265,941
Accounts receivable                                                                   449,620
Prepaid expenses                                                                      342,096
Other assets (net of accumulated amortization)                                      2,802,565
                                                                                 ------------
                                                                                    7,769,472

Property on the basis of cost:
  Land                                                                              7,390,353
  Buildings and improvements                                                       61,267,901
                                                                                 ------------
                                                                                   68,658,254
  Less accumulated depreciation                                                   (28,490,409)
                                                                                 ------------
                                                                                   40,167,845
                                                                                 ------------
                                                                                 $ 47,937,317
                                                                                 ============


                  Liabilities and Partners' Capital (Deficit)
                  -------------------------------------------

Mortgage notes payable                                                           $ 46,573,469
Accounts payable and accrued expenses                                               1,227,893
Notes payable                                                                         315,947
Advances                                                                              166,259
Tenants' security and other deposits                                                  444,542
                                                                                 ------------
                                                                                   48,728,110

Partners' capital (deficit) per accompanying
  statements                                                                         (790,793)
                                                                                 ------------

                                                                                 $ 47,937,317
                                                                                 ============

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity Method -- Continued
---------------------------------------------------------------------

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

                                                                                             December 31,
                                                                                  --------------------------------
                                                                                      2004                 2003
                                                                                  -----------          -----------
Revenue:
  Net rental income                                                               $14,185,338          $13,915,371
  Financial income                                                                     29,287               21,188
  Other income                                                                        406,170              464,141
                                                                                  -----------          -----------
                                                                                   14,620,795           14,400,700
Expenses:
  Administrative                                                                    2,019,430            2,038,419
  Utilities                                                                         2,456,479            2,326,104
  Operating                                                                         2,765,657            2,745,841
  Taxes and insurance                                                               1,813,753            1,780,844
  Financial expenses                                                                2,452,881            2,401,248
  Depreciation and amortization                                                     2,314,626            2,219,960
                                                                                  -----------          -----------
                                                                                   13,822,826           13,512,416
                                                                                  -----------          -----------
  Net income (loss) before gain
      on sale of property                                                             797,969              888,284
  Gain on disposition of property                                                           0            2,730,429
                                                                                  -----------          -----------

Net income                                                                        $   797,969          $ 3,618,713
                                                                                  ===========          ===========


COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                                         Urban
                                      Improvement                 General
                                        Limited                   Partners                   Total
                                      -----------               -----------               -----------
Partners capital (deficit)
  at January 1, 2003                  $   220,373               $(3,627,848)              $(3,407,475)

Net income -- 2003                      3,389,619                   229,094                 3,618,713

Distributions -- 2003                    (855,000)                  (45,000)                 (900,000)
                                      -----------               -----------               -----------

Partners capital (deficit)
  at December 31, 2003                  2,754,992                (3,443,754)                 (688,762)

Net income -- 2004                        749,151                    48,818                   797,969

Distributions -- 2004                    (855,000)                  (45,000)                 (900,000)
                                      -----------               -----------               -----------

Partners capital (deficit)
  at December 31, 2004                $ 2,649,143               $(3,439,936)              $  (790,793)
                                      ===========               ===========               ===========

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                                                                                December 31,
                                                                                    -----------------------------------
                                                                                          2004                  2003
                                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $    797,969           $  3,618,713
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                                                    2,314,626              2,219,960
      Gain on sale of investments                                                              0             (2,730,429)
      Decrease (increase) in receivables,
        escrows, restricted deposits,
        prepaid expenses and other assets                                               (129,496)              (338,410)
      Increase (decrease) in accounts
        payable, accrued expenses, notes
        payable and tenant security deposit
        liability                                                                        145,683                (71,694)
                                                                                    ------------           ------------
          Total adjustments                                                            2,330,813               (920,573)
                                                                                    ------------           ------------
            Net cash provided by operating activities                                  3,128,782              2,698,140

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (971,391)              (511,156)
  Deferred financing costs                                                                     0               (442,241)
                                                                                    ------------           ------------

              Net cash used by investing activities                                     (971,391)              (953,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                                         (1,585,945)           (14,771,673)
  Proceeds from mortgage refinancing                                                           0             13,300,000
  Distributions paid                                                                    (900,000)              (900,000)
                                                                                    ------------           ------------
            Net cash used by financing activities                                     (2,485,945)            (2,371,673)
                                                                                    ------------           ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                      (328,554)              (626,930)

CASH BALANCE AT BEGINNING OF YEAR                                                      1,237,804              1,864,734
                                                                                    ------------           ------------

CASH BALANCE AT END OF YEAR                                                         $    909,250           $  1,237,804
                                                                                    ============           ============


SUPPLEMENTAL INFORMATION REGARDING
  INTEREST PAYMENTS IS AS FOLLOWS:
    Interest paid, net of subsidy                                                   $  1,353,409           $  2,442,577
                                                                                    ============           ============

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity Method -- Continued
--------------------------------------------------------------------

  Statement of Cash Flows
  -----------------------

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase would be classified as cash equivalents.

Restricted deposits, funded reserves and partnership custodial accounts are not included in cash.

  Cost of buildings
  -----------------

For financial statement purposes, the Local Limited Partnerships generally capitalized all project costs, including payments to the general partners, taxes, carrying costs and operating expenses offset by incidental rental income during the construction period. For income tax purposes, certain of these amounts were deducted when paid (Note 5).

  Depreciation and amortization
  -----------------------------

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

  Use of Estimates
  ----------------

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Mortgage Notes Payable
  ----------------------

Five of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA). The mortgage note payable by Monatiquot Village Limited Partnership and Notre Dame are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately four percent to 8.75 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $351,000 over periods of forty years. HUD will make monthly interest assistance payments of approximately $57,400 to three Local Limited Partnerships whose mortgages are insured under Section 236 in amounts

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity Method -- Continued
--------------------------------------------------------------------

   Mortgage Notes Payable -- Continued
   -----------------------------------

which will reduce the mortgage payments of those Local Limited Partners to those required for mortgages carrying a one percent interest rate. The mortgage for Notre Dame (Trail Walk Apartments) was refinanced during 2003 to extend the maturity from June 1, 2003 to January 1, 2009 with a balloon payment of $12,149,449. Details of the loans are as follows:

                                                              Mortgage Balance
                                                              December 31, 2004
                                                              -----------------

               HUD insured                                      $ 9,074,353
               MFHA insured                                       1,828,160
               Conventional financing                            31,180,575
                                                                -----------

                                                                $42,083,088
                                                                ===========

The scheduled principal reductions for the next five years are as follows:

              Year Ended December 31,                              Amount
              -----------------------                              ------


               2005                                             $ 1,154,556
               2006                                               1,235,683
               2007                                               1,322,690
               2008                                               1,415,813
               2009                                              13,422,043
               Beyond                                            23,532,303
                                                                -----------

                                                                $42,083,088
                                                                ===========

  National Housing Act Subsidies and Restrictions
  -----------------------------------------------

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2004, approximately $3,660,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity Method -- Continued
--------------------------------------------------------------------

  National Housing Act Subsidies and Restrictions - Continued
  -----------------------------------------------------------

Six of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2004 and 2003, the Local Limited Partnerships received approximately $4,730,000 and $4,560,000, respectively, in rent supplement and Section 8 funds.

  Management
  ----------

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                                           Affiliate                                 2004
                                          of General        Percent of            Management
            Partnership                     Partner          Revenues             Fee Expense
       -----------------------------    ----------------     ----------          -------------
       Capitol Hill                             Yes           10.72%              $   90,254
       Community Apartments                     Yes            7.50%              $   70,472
       Met-Paca II                              Yes            5.75%              $  106,212
       Monatiquot Village                        No            2.75%              $  146,915
       Norway House                             Yes            4.00%              $   85,351
       Notre Dame                                No            2.66%              $   60,840
       Southern Boulevard II                    Yes            5.15%              $   92,928

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

Notes to Financial Statements -- Continued


Note 5 - Real Estate and Accumulated Depreciation of Local Limited Partnerships
              in which Urban Improvement Fund Limited - 1974 has an Investment
-------------------------------------------------------------------------------


              Description                               Outstanding                                                     Depreciation
----------------------------------------                                                                                   in latest
                                                                                                                              income
                             No of   Mortgage                Buildings &               Accumulated   completion of  Date   statement
Partnership/location         Units   Balance      Land     Improvements      Total    Depreciation  construction  aquired   computed
--------------------         ----- -----------  ---------- ------------  ------------ ------------  ------------- ------- ----------
Capitol Hill Associates
  Denver, Colorado            121   $ 1,417,338 $   376,642 $  3,452,754  $  3,829,446 $  2,449,519    1975        1974   5-25 years
Community Apartments, Ltd.
  Cleveland, OH               147       986,790     182,031    2,075,954     2,257,985    2,075,954    1975        1974  15-25 years
Met-Paca II Associates
  New York, New York          192     3,991,510     205,597    7,744,945     7,950,542    7,566,562    1976        1974 7-27.5 years
Monatiquot Village Associates
  Santa Maria, California     460    18,072,067   4,500,000   19,707,510    24,207,510    4,572,651    1975        2000   4-40 years
Norway Housing Associates
  Boston, MA                  136     6,318,541     150,026    3,331,715     3,481,741    3,331,715    1975        1974   3-25 years
Notre Dame Apartments
  Kenmore, Washington         180    13,108,508   1,938,566   18,086,743    20,025,309    2,298,954   Unknown      2001   5-25 years
Southern Boulevard II
  New York, New York          175     2,678,715      37,491    6,868,280     6,905,721    6,195,054    1975        1974 7-27.5 years
                                    ----------- ----------- ------------  ------------ ------------

                                    $46,573,469 $ 7,390,353 $ 61,267,901  $ 68,658,254 $ 28,490,409
                                    =========== =========== ============  ============ ============

                                                              Building &               Accumulated
                                                   Land      Improvements     Total    Depreciation
                                                -----------   ----------  ------------ -------------
Balance at December 31, 2003                    $ 7,357,357 $ 60,334,506  $ 67,691,863 $  26,622,389
   Additions                                         32,996      933,395       966,391
   Depreciation expense                                                                    1,868,020
                                                -----------   ----------  ------------ -------------

Balance at December 31, 2004                    $ 7,390,353 $ 61,267,901  $ 68,658,254 $  28,490,409
                                                =========== ============  ============ =============

URBAN IMPROVEMENT FUND LIMITED 1974
(A Limited Partnership)

Notes to Financial Statements -- Continued



Note 6 - Encumbrances of Local Limited Partnerships in which
              Urban Improvement Fund Limited - 1974 has an Investment
---------------------------------------------------------------------


                                                    Outstanding       Gross        Net
          Description                                 Mortgage       Interest    Interest     Gross         Interest        Net
     Partnership/Location          No. of Units       Balance          Rate                    Rate          Rate         Payment
------------------------------     ------------      -----------     --------    --------    ----------   ------------    -------
Capitol Hill Associates
  Denver, Colorado                 121 apartments     $ 1,417,338      8.75%      1.00%        16,536        $(11,574)    $  4,962
Community Apartments, Ltd.
  Cleveland, Ohio                  147 apartments         986,790      7.00%      7.00%        10,649               0       10,649
Met-Paca II Associates
  New York, New York               192 apartments       3,991,510      7.00%      7.00%        40,513         (25,364)      15,149
Monatiquot Village Associates
  Santa Maria, California          460 apartments      18,072,067      6.99%      6.99%       134,167               0      134,167
Norway Housing Associates
  Boston, Massachusetts            136 apartments       1,828,160      7.90%      7.90%        21,069               0       21,069
                                                        4,490,380      5.50%      5.50%        31,872               0       31,872
Notre Dame Apartments
  Kenmore, Washington              180 apartments      13,108,509      4.64%      4.64%        68,501               0       68,501
Southern Boulevard II
  New York, New York               175 apartments       2,678,715      7.75%      1.00%        27,827         (20,523)       7,304

                                                      $46,573,469                            $351,134        $(57,461)    $293,673
                                                      ===========                            ========        ========     ========


                  Description                   Maturity        Ballon at      Insured
             Partnership/Location               Subsidy          Payment          By
        ------------------------------          -------         ---------       ------

                                                                                Maturity
                                                                                    By
                                                                                -------
        Capitol Hill Associates
          Denver, Colorado                       Mar 1, 2016           0         HUD
        Community Apartments, Ltd.
          Cleveland, Ohio                        Jan 1, 2016           0         FHA
        Met-Paca II Associates
          New York, New York                     Mar 1, 2017           0         HUD
        Monatiquot Village Associates
          Santa Maria, California                Dec 1, 2011           0         Conventional
        Norway Housing Associates
          Boston, Massachusetts                  Mar 1, 2017           0         MHFA
                                                July 1, 2012           0         MHFA
        Notre Dame Apartments
          Kenmore, Washington                    Jun 1, 2009  12,149,449         Conventional
        Southern Boulevard II
          New York, New York                     Jul 1, 2017           0         HUD

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 7 -- Sale of the Assets of Notre Dame Apartments
-----------------------------------------------------

During December 2003, Weyerbacher Terrace was advised by the Department of Housing and Urban Development (HUD) it would foreclose on its real property. Urban Improvement Fund Limited-1974 had a zero investment in the property at December 31, 2004. The property had minimal operations for 2003. The gain on foreclosure for book purposes recorded in 2003 was $2,730,429. The gain was recognized for tax purposes during 2004.

Note 8 - Sale of 51st and King Drive
------------------------------------

During December 2002, 51st and King Drive Partnership sold its real property. Urban recognized a book gain of $2,280,789 and received a distribution of $1,031,574 as its share of the proceeds.

Note 9 - Recapitalization of Norway Housing Associates
------------------------------------------------------

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

                                    PART III

Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------------------------------------------------

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

Item 9.  Directors and Executive Officers of the Issuer
         ----------------------------------------------

(a) The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

                  Name              Age                   Office
         ----------------------     ---     ------------------------------------

         Paul H. Pfleger            69      Director/President
         John M. Orehek             51      Director/Senior Vice President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

                   Name             Age                 Office
         -----------------------    ---     ------------------------------------

         Paul H. Pfleger            69      Chairman of the Board
         John M. Orehek             51      Senior Vice President
         Robert M. Krokower         61      Secretary/Treasurer

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

         ----------------------------------------------------------

Robert M. Krokower, Secretary/ Treasure. Mr. Krokower has 30 years of experience in real estate finance, administration and accounting. Prior to joining SP in 2003, Mr. Krokower spent five years as Chief Financial Officer for Harbor Properties, Inc. (real estate development and property management) and Harbor Mountain L.L.C. (ski resort operations and resort real estate.) From 1992-1998, he operated his own consulting firm which specialized in offering financial and administrative support to real estate development and operations companies. Prior to 1992, Mr. Krokower worked as Senior Vice President and Administration, Corporate Secretary and Director of Donald L. Bren Company Investment Properties, real estate development companies. He is a graduate of California State University with an Accounting degree.

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2004 for filing with the Securities and Exchange Commission.

The directors and executive officers of the General Partner with authority over the Partnership are all employees of a company that is affiliated with Partnership Services, Inc. Partnership Services, Inc. has adopted a code of ethics that applies to such directors and officers of the affiliated company.

Item 10.  Executive Compensation
          ----------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
Holders --
----------------------------------------------------------------------------------------------------------------------------
   Title of                       Name & Address of                        Amount and Nature of                   % of
     Class                        Beneficial Owner                         Beneficial Ownership                    Class
---------------             -----------------------------                  --------------------                  ----------
General Partner             Interfinancial Real                               115 Units                           100%
                                                                                                                  ====
   Interest                 Estate Management Co.                               ($5,000)
                            1201 Third Avenue, Suite 5400
                            Seattle, Washington 98101-3076

The General Partner owns 379 units of Limited Partner interest and an affiliate of the General Partner owns 2,179.5 units of limited partnership interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General Partner of the Issuer to the Issuer, except as follows:

The Partnership earned management fees of $177,066 in 2004 and 2003 to the general partner. The Partnership paid liquidation fees of $50,322 to the General Partner in 2003. Outstanding fees at December 31, 2004 amounted to $24,361.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2004 was $164,605.

There were no other transactions which officers or directors of the general partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

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

         Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K filed during the fourth quarter of 2004:

         None

   (c)   Reports on Form 8-K filed during the first quarter of 2005.

         None

Item 14.  Principal Accounting Fees and Services
          --------------------------------------

The General Partner has appointed Carter & Company, Certified Public Accountants, LLC as independent auditors to audit the financial statements of the Partnership for 2004 and 2003.

Audit Fees. The Partnership paid audit fees of approximately $14,500 and $13,000 during 2004 and 2003.

Tax Fees. The Partnership paid for tax services of approximately $6,000 and $6,000 during 2004 and 2003, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


               (ISSUER) URBAN IMPROVEMENT FUND LIMITED -- 1974
                BY: INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY



By:  /s/ Paul H. Pfleger                                 Date: December 30, 2005
     ----------------------------------------------            -----------------
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/ John M. Orehek                                  Date: December 30, 2005
     ----------------------------------------------            -----------------
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/ Paul H. Pfleger                                 Date: December 30, 2005
     ----------------------------------------------            -----------------
     Paul H. Pfleger, Director/President
     Interfinancial Real Estate Management Company




By:  /s/ John M. Orehek                                  Date: December 30, 2005
     ----------------------------------------------            -----------------
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company.