Form 10QSB
period 2005-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2006-03-10
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

          California                                         95-6504946
------------------------------                            ----------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington          98101-3076
--------------------------------------------------        ----------------------
     (Address of principal executive offices)                   (ZIP code)

Issuer's telephone number, including area code:             (206) 622-9900
                                                          ----------------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          Item 1 - Financial Statements
                          -----------------------------

                                 BALANCE SHEETS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

                                     ASSETS
                                     ------
                                                          March 31,       December 31,
                                                            2005             2004
                                                            ----             ----
Cash and cash equivalents                               $ 1,147,012       $ 1,445,133
Prepaid expenses                                             13,000                 0
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method                      8,279,264         8,268,171
Deposits                                                  1,196,800           928,148
                                                        -----------       -----------
      Total Assets                                      $10,636,076       $10,641,452
                                                        ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------


Distribution payable                                    $     2,096       $     2,096
Management fee payable                                       54,374            24,361
                                                        -----------       -----------
                                                             56,470            26,457

Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding                      105,796           106,150

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding                   10,473,810        10,508,845
                                                        -----------       -----------
                                                         10,579,606        10,614,995
                                                        -----------       -----------
Total Liabilities and Partners' Capital                 $10,636,076       $10,641,452
                                                        ===========       ===========

Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


                                                    March 31,       December 31,
                                                      2005             2004
                                                      ----             ----
General Partner Interest - 115 Partner-
   ship units issued and outstanding             $    115,192      $    115,192

Limited Partners' Interest - 11,394
   Partnership units issued and
   outstanding                                     11,404,000        11,404,000
                                                 ------------      ------------
                                                   11,519,192        11,519,192

Offering Expenses                                  (1,315,039)       (1,315,039)

Distributions to Partners                          (4,163,075)       (4,163,075)

Accumulated earnings through
   December 31, 2004                                4,573,917         4,573,917

Loss for three-month period ended
   March 31, 2005                                     (35,389)                0
                                                 ------------      ------------
                                                     (939,586)         (904,197)
                                                 ------------      ------------
Partners' Capital at End of Period               $ 10,579,606      $ 10,614,995
                                                 ============      ============


Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

                                                            For the Three-Month
                                                               Period Ended
                                                                March 31,
                                                           2005          2004
                                                           ----          ----
Revenues                                               $   4,385      $   1,993

Cost and expenses:

   Professional fees                                       5,000          5,000

   Management fee                                         44,267         44,267

   Other expenses                                          1,600          1,991

   Amortization                                            1,129          1,129
                                                       ---------      ---------
                                                          51,996         52,387
                                                       ---------      ---------

Loss before equity of Local Limited Partnerships         (47,611)       (50,394)
Equity in net income of Local Limited Partnerships        12,222        193,390
                                                       ---------      ---------
Net loss                                               $ (35,389)     $ 142,996
                                                       =========      =========

Allocation of net loss:

   Net loss allocated to General Partner               $    (353)     $   1,429

   Net loss allocated to Limited Partners                (35,036)       141,567
                                                       ---------      ---------
                                                       $ (35,389)     $ 142,996
                                                       =========      =========

Net loss allocated to Limited Partners per Limited
   Partnerships Unit (11,394 units outstanding at
   March 31, 2005 and 2004)                            $     (33)     $       8
                                                       =========      =========


Unaudited.  See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


                                                                    For the Three-Month
                                                                       Period Ended
                                                                         March 31,
                                                                   2005            2004
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $   (35,389)     $   142,996
     Adjustments to reconcile net income to net cash
        used by operating activities:
          Amortization of initial and rent-up fees                  1,129            1,129
          Equity in net income of local limited
             Partnerships                                         (12,222)        (193,390)
          Increase (decrease) in trade accounts payable,
             accrued management fees and prepaid expenses          17,013         (110,996)
                                                              -----------      -----------
              Total adjustments                                     5,920         (303,257)
                                                              -----------      -----------
                Net cash used by operating activities             (29,469)        (160,261)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
          Distribution received                                         0          475,000
         (Increase) decrease in deposits                         (268,652)        (165,151)
                                                              -----------      -----------
            Net cash provided by investing activities            (268,652)         309,849
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (298,121)         149,588

CASH BALANCE AT BEGINNING OF PERIOD                             1,445,133        1,229,640
                                                              -----------      -----------

CASH BALANCE AT END OF PERIOD                                 $ 1,147,012      $ 1,379,228
                                                              ===========      ===========


Unaudited.  See accompanying notes to financial statements.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                 March 31, 2005
                                 --------------

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

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

Basis of Presentation
---------------------

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004

Recent Accounting Pronouncements
--------------------------------

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

Note 2 -Method of accounting - As of March 31, 2005, the Partnership has investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Taxes on Income
---------------

No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates
--------------------------------------------------------

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2005 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents
----------------

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 1974
---------------------------------------------------

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $177,066. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) The management fee earned for the three months ended March 31, 2005 and 2004 was $44,267 and $44,267 respectively.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2005 and 2004.

The General Partner of the Partnership is a corporation owned by a corporation which Paul H. Pfleger is the sole shareholder. Partnership Services, Inc. (PSI), another corporation owned by a corporation which Paul H. Pfleger is the sole shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2005 or 2004. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

                                                  Date PSI Became
         Local Limited Partnership                General Partner
         -------------------------                ---------------

         Notre Dame Apartments                    March 1977 to
                                                  December 2002
         Capitol Hill Associates                  December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                Date
         -------------------------                ----

         Notre Dame Apartments                    December 2000
         Monatiquot Village                       February 2000

Note 3 - Investments in Local Limited Partnerships - As of March 31, 2005, the Partnership has investments in seven active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                              March 31, 2005   December 31, 2004
                                              --------------   -----------------
Capital contributions                            $ 8,240,996        $ 8,240,996
Distributions                                     (7,172,642)        (7,172,642)
Equity in losses                                   6,682,353          6,670,131
Advances                                             164,605            164,605
Unamortized costs of acquisitions                    363,952            365,081
                                                 -----------        -----------
                                                 $ 8,279,264        $ 8,268,171
                                                 ===========        ===========

During February 2005, Monatiquot refinanced the mortgage and received approximately $5,500,000 in refinace proceeds. During June 2005, the partnership bought two properties in Tukwila, Washington for a total of $14,300,000. The properties are adjacent to each other and have a total of 192 units.

Note 4 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

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

The components of the Partnership's equity in income of the Local Limited Partnerships for the three months ended March 31, 2005 and 2004, is summarized as follows:

                                                         For the Three-Month
                                                            Period Ended
                                                              March 31,
                                                        2005              2004
                                                        ----              ----
Income (loss from investments
        with non-zero investment:
     Notre Dame/ Trailwalk                           $ (48,613)        $  15,771
     Capitol Hill                                       31,269            35,285
     Monatiquot Village Associates                      29,566           142,334
                                                     ---------         ---------
                                                     $  12,222         $ 193,390
                                                     =========         =========

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

Note 5 - Controls and Procedures
--------------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2005.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner



Date: 12-31-05                       /s/ Paul H. Pfleger
     -----------------------         -------------------------------------------
                                     Paul H. Pfleger
                                     Chairman of the Board
                                     Interfinancial Real Estate Company,
                                     equivalent of the
                                     Chief Executive Officer of the Partnership




Date: 12-31-05                       /s/ John M. Orehek
     -----------------------         -------------------------------------------
                                     John M. Orehek
                                     Senior Vice President
                                     Interfinancial Real Estate Company,
                                     equivalent of the
                                     Chief Financial Officer of the Partnership