Form 10QSB
period 2005-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2006-03-10
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

          California                                          95-6504946
------------------------------                              --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington             98101-3076
--------------------------------------------------          --------------------
     (Address of principal executive offices)                     (ZIP code)

Issuer's telephone number, including area code:             (206) 622-9900
                                                            --------------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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


                                     ASSETS
                                     ------

                                                        June 30,    December 31,
                                                          2005          2004
                                                          ----          ----

Cash and cash equivalents                             $   139,864   $ 1,445,133
Prepaid expenses                                            8,000             0
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method                    9,088,428     8,268,171
Deposits                                                1,296,402       928,148
                                                      -----------   -----------
      Total Assets                                    $10,532,694   $10,641,452
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Management fee payable                                $    98,639   $    24,361
Distribution payable                                        2,096         2,096
                                                      -----------   -----------
                                                          100,735        26,457
Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding                    104,319       106,150

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding                 10,327,640    10,508,845
                                                      -----------   -----------
                                                       10,431,959    10,614,995
                                                      -----------   -----------
Total Liabilities and Partners' Capital               $10,532,694   $10,641,452
                                                      ===========   ===========


Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)



                                                    June 30,       December 31,
                                                      2005             2004
                                                      ----             ----
General Partner Interest - 115 Partner-
   ship units issued and outstanding             $    115,192      $    115,192

Limited Partners' Interest - 11,394
   Partnership units issued and
   outstanding                                     11,404,000        11,404,000
                                                 ------------      ------------
                                                   11,519,192        11,519,192

Offering Expenses                                  (1,315,039)       (1,315,039)

Distributions to Partners                          (4,163,075)       (4,163,075)

Accumulated earnings through
   December 31, 2004                                4,573,917         4,573,917

Loss for six-month period ended
   June 30, 2005                                     (183,036)                0
                                                 ------------      ------------
                                                   (1,087,233)         (904,197)
                                                 ------------      ------------
Partners' Capital at End of Period               $ 10,431,959      $ 10,614,995
                                                 ============      ============


Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

                                                  For the Three-Month        For the Six-Month
                                                     Period Ended               Period Ended
                                                        June 30,                  June 30,
                                                   2005         2004         2005         2004
                                                   ----         ----         ----         ----
Revenues                                        $   3,612    $   3,000    $   7,997    $   4,991

Cost and expenses:

   Professional fees                                5,000        5,000       10,000       10,000

   Management fee                                  44,267       44,267       88,533       88,533

   Other expenses                                  11,158       21,848       12,758       23,837

   Amortization                                     1,129        1,129        2,258        2,258
                                                ---------    ---------    ---------    ---------
                                                   61,554       72,244      113,549      124,628
                                                ---------    ---------    ---------    ---------

Loss before equity of
   Local Limited Partnerships                     (57,942)     (69,244)    (105,552)    (119,637)
Equity in net income (loss) of Local
   Limited Partnerships                           (89,706)      87,861      (77,484)     281,251
                                                ---------    ---------    ---------    ---------
Net Income (loss)                               $(147,648)   $  18,617    $(183,036)   $ 161,614
                                                =========    =========    =========    =========

Allocation of net income:

   Net income (loss) allocated
      to General Partner                        $  (1,476)   $     186    $  (1,830)   $   1,616

   Net income (loss) allocated
      to Limited Partners                        (146,172)      18,431     (181,206)     159,998
                                                ---------    ---------    ---------    ---------
                                                $(147,648)   $  18,617    $(183,036)   $ 161,614
                                                =========    =========    =========    =========

Net income (loss) allocated
   to Limited Partners per
   Limited Partnerships
   Unit (11,394 units out-
   standing at June 30,
   2005 and 2004)                               $     (12)   $       1    $     (16)   $      14
                                                =========    =========    =========    =========


Unaudited.  See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)



                                                        For the Three-Month          For the Six-Month
                                                           Period Ended                 Period Ended
                                                             June 30,                      June 30,
                                                       2005          2004            2005           2004
                                                       ----          ----            ----           ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                             $  (147,648)   $    18,617    $  (183,036)   $   161,614
     Adjustments to reconcile
        net income to net cash
        used by operating
        activities:
           Amortization of initial
              and rent-up fees                           1,129          1,129          2,258          2,258
           Equity in net (income)loss of
              local limited partner-
              ships                                     89,706        (87,861)        77,484       (281,251)
           Increase (decrease) in
             trade accounts payable,
             accrued management fees
             and prepaid expenses                       49,267         31,267         66,279        (79,730)
                                                   -----------    -----------    -----------    -----------
              Total adjustments                        140,102         55,465        146,021       (358,723)
                                                   -----------    -----------    -----------    -----------
                Net cash used by
                  operating activities                  (7,546)       (36,848)       (37,015)      (197,109)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Contributions                                    (900,000)             0       (900,000)
     Distribution received                                   0              0              0        475,000
     (Increase) decrease in deposits                   (99,602)      (132,653)      (368,254)      (297,804)
                                                   -----------    -----------    -----------    -----------
            Net cash provided by
              investing activities                    (999,602)      (132,653)    (1,268,254)       177,196
                                                   -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (1,007,148)      (169,501)    (1,305,269)       (19,913)

CASH BALANCE AT BEGINNING OF
   PERIOD                                            1,147,012      1,379,228      1,445,133      1,229,640
                                                   -----------    -----------    -----------    -----------
CASH BALANCE AT END OF PERIOD                      $   139,864    $ 1,209,727    $   139,864    $ 1,209,727
                                                   ===========    ===========    ===========    ===========



Unaudited.  See accompanying notes to financial statements.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                  June 30, 2005
                                  -------------

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

Basis of Presentation
---------------------

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Note 2 -Method of accounting - As of June 30, 2005, the Partnership has investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates
--------------------------------------------------------

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2005 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents
----------------

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 1974
---------------------------------------------------

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $177,066. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020). The management fee earned for the six months ended June 30, 2005 and 2004 was $88,533 and $88,533 respectively.

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

                                                   Date PSI Became
         Local Limited Partnership                 General Partner
         -------------------------                 ---------------

         Notre Dame Apartments                     March 1977 to
                                                     December 2002
         Capitol Hill Associates                   December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                       Date
         -------------------------                       ----

         Notre Dame Apartments                     December 2000
         Monatiquot Village                        February 2000

Note 3 - Investments in Local Limited Partnerships - As of June 30, 2005, the Partnership has investments in seven active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                            June 30, 2005      December 31, 2004
                                            -------------      -----------------
Capital contributions                         $ 9,140,995           $ 8,240,996

Distributions                                  (7,172,642)           (7,172,642)

Equity in losses                                6,592,647             6,670,131

Advances                                          164,605               164,605

Unamortized costs of acquisitions                 362,823               365,081
                                              -----------           -----------
                                              $ 9,088,428           $ 8,268,171
                                              ===========           ===========

During February 2005, Monatiquot refinanced the mortgage and received approximately $5,500,000 in refinace proceeds. During June 2005, the partnership bought two properties in Tukwilla, Washington for a total of $14,300,000. The properties are adjacent to each other and have a total of 192 units.

Note 4 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -----------------------------------

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

The components of the Partnership's equity in income of the Local Limited Partnerships for the three and six months ended June 30, 2005 and 2004, is summarized as follows:


                                            For the Three-Month           For the Six-Month
                                               Period Ended                  Period Ended
                                                 June 30,                      June 30,
                                           2005           2004           2005           2004
                                           ----           ----           ----           ----
Income (loss from investments
  with non-zero investment:
      Notre Dame                        $ (63,073)     $ (87,448)     $(111,686)     $ (71,677)
      Capitol Hill                         42,473         34,910         73,742         70,195
      Monatiquot Village Associates       (69,106)       140,399        (39,540)       282,733
                                        ---------      ---------      ---------      ---------

                                        $ (89,706)     $  87,861      $ (77,484)     $ 281,251
                                        =========      =========      =========      =========


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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2005.

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







                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner





Date: 12-31-05                        /s/ Paul H. Pfleger
     -------------------------        ------------------------------------------
                                      Paul H. Pfleger
                                      Chairman of the Board
                                      Interfinancial Real Estate Company,
                                      equivalent of the
                                      Chief Executive Officer of the Partnership




Date: 12-31-05                        /s/ John M. Orehek
     -------------------------        ------------------------------------------
                                      John M. Orehek
                                      Senior Vice President
                                      Interfinancial Real Estate Company,
                                      equivalent of the
                                      Chief Financial Officer of the Partnership