Form 10QSB
period 2005-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2006-03-10
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

          California                                         95-6504946
------------------------------                           -----------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington            98101-3076
--------------------------------------------------       -----------------------
     (Address of principal executive offices)                    (ZIP code)

Issuer's telephone number, including area code:            (206) 622-9900
                                                         -----------------------


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


                                     ASSETS
                                     ------

                                                     September 30,  December 31,
                                                          2005          2004
                                                          ----          ----

Cash and cash equivalents                            $   101,389   $ 1,445,133
Prepaid expenses                                           3,000             0
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method                   8,895,167     8,268,171
Deposits                                               1,296,402       928,148
                                                     -----------   -----------
      Total Assets                                   $10,295,958   $10,641,452
                                                     ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


Distribution payable                                 $     2,096   $     2,096
Management fee payable                                   104,289        24,361
                                                     -----------   -----------
                                                         106,385        26,457
Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding                   101,895       106,150

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding                10,087,678    10,508,845
                                                     -----------   -----------
                                                      10,189,573    10,614,995
                                                     -----------   -----------
Total Liabilities and Partners' Capital              $10,295,958   $10,641,452
                                                     ===========   ===========


Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)



                                                 September 30,      December 31,
                                                     2005               2004
                                                     ----               ----
General Partner Interest - 115 Partner-
   ship units issued and outstanding             $    115,192      $    115,192

Limited Partners' Interest - 11,394
   Partnership units issued and
   outstanding                                     11,404,000        11,404,000
                                                 ------------      ------------
                                                   11,519,192        11,519,192

Offering Expenses                                  (1,315,039)       (1,315,039)

Distributions to Partners                          (4,163,075)       (4,163,075)

Accumulated earnings through
   December 31, 2004                                4,573,917         4,573,917

Loss for nine-month period ended
   September 30, 2005                                (425,422)                0
                                                 ------------      ------------
                                                   (1,329,619)         (904,197)
                                                 ------------      ------------
Partners' Capital at End of Period               $ 10,189,573      $ 10,614,995
                                                 ============      ============


Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


                                              For the Three-Month           For the Nine-Month
                                                 Period Ended                  Period Ended
                                                 September 30,                 September 30,
                                              2005           2004           2005           2004
                                              ----           ----           ----           ----
Revenues                                   $     602      $   3,287      $   8,600      $   8,279

Cost and expenses:

   Professional fees                           5,000          5,000         15,000         15,000

   Management fee                             44,267         44,267        132,800        132,800

   Other expenses                                460          2,994         13,219         26,832

   Amortization                                1,129          1,129          3,387          3,387
                                           ---------      ---------      ---------      ---------
                                              50,856         53,390        164,406        178,019
                                           ---------      ---------      ---------      ---------

Loss before equity of
   Local Limited Partnerships                (50,254)       (50,103)      (155,806)      (169,740)
Equity in net income (loss) of Local
   Limited Partnerships                     (192,133)       176,878       (269,617)       458,129
                                           ---------      ---------      ---------      ---------

Net Income (loss)                          $(242,387)     $ 126,775      $(425,423)     $ 288,389
                                           =========      =========      =========      =========

Allocation of net income:

   Net income (loss) allocated
      to General Partner                   $  (2,423)     $   1,267      $  (4,254)     $   2,884

   Net income (loss) allocated
      to Limited Partners                   (239,964)       125,508       (421,169)       285,505
                                           ---------      ---------      ---------      ---------

                                           $(242,387)     $ 126,775      $(425,423)     $ 288,389
                                           =========      =========      =========      =========

Net income (loss) allocated
   to Limited Partners per
   Limited Partnerships
   Unit (11,394 units out-
   standing at September 30,
   2005 and 2004)                          $     (21)     $      11      $     (37)     $      23
                                           =========      =========      =========      =========


Unaudited.  See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)



                                                For the Three-Month                For the Nine-Month
                                                    Period Ended                      Period Ended
                                                    September 30,                     September 30,
                                                2005            2004              2005             2004
                                                ----            ----              ----             ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                     $  (242,387)     $   126,775      $  (425,423)     $   288,389
     Adjustments to reconcile
        net income to net cash
        used by operating
        activities:
           Amortization of initial
              and rent-up fees                   1,129            1,129            3,387            3,387
           Equity in net income of
              local limited partner-
              ships                            192,133         (176,878)         269,617         (458,129)
           Increase (decrease) in
             trade accounts payable,
             accrued management fees
             and prepaid expenses               10,650           49,266           76,929          (30,464)
                                           -----------      -----------      -----------      -----------
              Total adjustments                203,912         (126,483)         349,933         (485,206)
                                           -----------      -----------      -----------      -----------
                Net cash used by
                  operating activities         (38,475)             292          (75,490)        (196,817)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Contributions                                   0                0         (900,000)               0
     Distribution received                           0          380,000                0          855,000
     (Increase) decrease
       in deposits                                   0          (19,173)        (368,254)        (316,977)
                                           -----------      -----------      -----------      -----------
          Net cash provided by
              investing activities                   0          360,827       (1,268,254)         538,023
                                           -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        (38,475)         361,119       (1,343,744)         341,206

CASH BALANCE AT BEGINNING OF
   PERIOD                                      139,864        1,209,727        1,445,133        1,229,640
                                           -----------      -----------      -----------      -----------
CASH BALANCE AT END OF PERIOD              $   101,389      $ 1,570,846      $   101,389      $ 1,570,846
                                           ===========      ===========      ===========      ===========


Unaudited.  See accompanying notes to financial statements.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                               September 30, 2005
                               ------------------

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

Basis of Presentation
---------------------

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Note 2 -Method of accounting - As of September 30, 2005, the Partnership has investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates
--------------------------------------------------------

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2005 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents
----------------

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Management of Urban Improvement Fund Limited - 1974
---------------------------------------------------

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $177,066. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) The management fee earned for the six months ended September 30, 2005 and 2004 was $132,800 and $ 132,800 respectively.

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

                                                    Date PSI Became
         Local Limited Partnership                  General Partner
         -------------------------                  ---------------

         Notre Dame Apartments                      March 1977 to
                                                      December 2002
         Capitol Hill Associates                    December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                      Date
         -------------------------                      ----

         Notre Dame Apartments                      December 2000
         Monatiquot Village                         February 2000

Note 3 - Investments in Local Limited Partnerships - As of September 30, 2005, the Partnership has investments in seven active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                     September 30, 2005        December 31, 2004
                                     ------------------        -----------------

Capital contributions                       $ 9,140,996             $ 8,240,996

Distributions                                (7,172,642)             (7,172,642)

Equity in losses                              6,400,514               6,670,131

Advances                                        164,605                 164,605

Unamortized costs of acquisitions               361,694                 365,081
                                            -----------             -----------
                                            $ 8,895,167             $ 8,268,171
                                            ===========             ===========

During February 2005, Monatiquot refinanced the mortgage and received approximately $5,500,000 in refinance proceeds. During June 2005, the partnership bought two properties in Tukwila, Washington for a total of $14,300,000. The properties are adjacent to each other and have a total of 192 units.

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

The components of the Partnership's equity in income of the Local Limited Partnerships for the nine months ended September 30, 2005 and 2004, is summarized as follows:

                                          For the Three-Month       For the Nine-Month
                                             Period Ended              Period Ended
                                             September 30,             September 30,
                                           2005         2004         2005         2004
                                           ----         ----         ----         ----
Income (loss) from investments
  with non-zero investment:
      Notre Dame                        $ (35,985)   $  21,929    $(147,671)   $ (49,748)
      Capitol Hill                         71,794       43,470      145,536      113,665
      Monatiquot Village Associates      (227,942)     111,479     (267,482)     394,212
                                        ---------    ---------    ---------    ---------

                                        $(192,133)   $ 176,878    $(269,617)   $ 458,129
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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2005.

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