Form 10KSB
period 2005-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2006-07-05
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.                $228,380
                                                                        --------

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2005. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

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

The remaining five properties and the four new properties are described in Item 2 hereof.

During 2005 Village Green Apartments was refinanced. Proceeds of approximately $5,200,000 and contributions from UF74 of $2,400,000 were utilized to purchase Tukwila Station Apartments a 72-unit conventional property located in Tukwila, Washington and West Colonial Apartments a 120- unit conventional property located in Tukwila, Washington.

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

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a Limited Partner:

           Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited - 1974 has an Investment

                                    Limited                                  Financed,
                                   Partnership                              Insured and          Units Receiving
 Property Name, Location            Ownership            Number             Subsidized          Rental Assistance
  and Partnership Name              Interests           of Units               Under           Under Section 8 (C)
  --------------------              ---------           --------               -----           -------------------
Capitol Hill Apartments             95.00%           121 residential        Section 236               121
  Denver, Colorado
(Capitol Hill Associates)

Community Apartments                99.00%           147 residential        Section 221(d)(3)         147
  Cleveland, Ohio
(Community Apartments, Ltd.)

Met-Paca II                         95.00%           192 residential        Section 236               192
  New York, New York
(Met-Paca II Associates)

Norway Housing                      95.00%           136 residential        MHFA                      136
  Boston, Massachusetts
(Norway Housing Associates)

Southern Boulevard II               95.00%           175 residential        Section 236               175
  Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments               98.00%           180 residential        Conventional              N/A
  Kenmore, Washington
(Notre Dame Apartments)

Village Green Apartments            95.00%           460 residential        Conventional              N/A
  Santa Maria, California
(Monatiquot Village Associates)

Tukwila Station Apartments          95.00%           72  residential        Conventional              N/A
  Tukwila, Washington
 (Monatiquot Village Associates)

West Colonial Apartments            95.00%           120 residential        Conventional              N/A
  Tukwila, Washington
 (Monatiquot Village Associates)

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

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under the tenant-based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnership.

Of the five partnership units which receive rent subsidies from Section 8 contracts, three of the contracts expire during the year ending December 2006, and the other two expire in 2009 and 2011. The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

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

MONATIQUOT VILLAGE ASSOCIATES. The partnership owned a 324-unit project located in Braintree, Massachusetts consisting of 27 three-story buildings of prefabricated concrete construction. The property was sold in a tax-free exchange during February 2000. The proceeds were reinvested during February 2000 in Village Green Apartments, a 460-unit conventional property located in Santa Maria, California. The property has 26 buildings with stucco and wood exteriors. During February 2005 the mortgage was refinanced. The partnership received approximately $5,200,000 in refinance proceeds. The proceeds were used to purchase Tukwila Station and West Colonial Apartments in Tukwila, Washington. Tukwila Station is a conventional property with 72-units and West Colonial is a conventional property with 120-units. The properties consist of two-story buildings of wood frame construction with wood siding. The properties are adjoining but operate independently.

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

WEYERBACHER TERRACE ASSOCIATES. The Partnership owned a 296-unit project located in Indianapolis, Indiana consisting of four and five-story buildings of masonry construction. This project was formerly St. Vincent's Hospital and was extensively rehabilitated and converted into apartments designed for elderly tenants. The project was rehabilitated and the mortgage insured under Section 236 of the National Housing Act. The mortgage has interest subsidies which reduces the interest rate to approximately one percent. The Partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements. During 2004, the property was foreclosed by HUD.

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

Occupancy Rates of Properties
-----------------------------

                 Partnership                      2005              2004
                 -----------                      ----              ----

          Capital Hill                            96.5%            98.6%
          Community Apartments                    98.2%            98.5%
          Met-Paca II                             95.6%            97.5%
          Monatiquot Village                      83.6%            94.4%
          Norway House                            99.0%            99.4%
          Notre Dame                              90.7%            93.6%
          Southern Boulevard II                   97.1%            99.0%


Average Annual Rental Per Unit of Properties
--------------------------------------------

               Partnership                        2005              2004
               -----------                        ----              ----

          Capitol Hill                          $ 7,832          $ 7,540
          Community Apartments                  $ 6,825          $ 6,724
          Met Paca II                           $14,713          $ 9,358
          Monatiquot Village                    $ 7,378          $ 9,606
          Norway House                          $16,056          $15,573
          Notre Dame                            $10,551          $ 9,317
          Southern Boulevard II                 $11,190          $11,046

Property Real Estate Taxes of Properties
----------------------------------------

               Partnership                        2005              2004
               -----------                        ----              ----

          Capitol Hill                          $ 40,361         $ 34,563
          Community Apartments                  $ 42,090         $ 53,486
          Met Paca II                           $275,941         $253,631
          Monatiquot Village                    $317,705         $250,118
          Norway House                          $101,577         $ 65,647
          Notre Dame                            $271,036         $225,759
          Southern Boulevard II                 $211,378         $245,429



Federal Tax Basis Information of Properties
-------------------------------------------

                                 Federal        Original    Building      Bldg.   Improvements  Personal    Property
    Partnership                 Tax Basis       Method        Life       Method      Life        Method      Life
    -----------                 ---------       ------        ----       ------      ----        ------      ----
Capitol Hill                   $   1,283,000     SL            25          SL         5-25         SL        5-7
Community Apartments           $     182,000     SL & 125%     25          SL         5-25         SL        5
Met Paca II                    $     484,000     SL            25          SL         5-25         SL        5-7
Monatiquot Village             $  24,813,000     SL            27.5        SL         27.5         SL        5
Norway House                   $     150,000     SL            25          SL         5-25         SL        3-10
Notre Dame                     $  11,896,000     SL            27.5        SL         27.5         SL        5-7
Southern Boulevard II          $     680,000     SL            25          SL         5-25         SL        5-7


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

 Holders --
-------------------------------------------------------------------------------------------
   Title of           Name & Address of                  Amount and Nature of         % of
    Class             Beneficial Owner                   Beneficial Ownership        Class
-------------------------------------------------------------------------------------------
General Partner       Interfinancial Real                     115 Units               100%
   Interest           Estate Management Co.                   ($5,000)                ===
                      1201 Third Avenue, Suite 5400
                      Seattle, Washington 98101-3076

Limited Partner
   Interest           365 Limited Partners                    11,394 Units            100%
                                                                                      ===

During the years ended December 31, 2005 and 2004, Equity Resources, Everest Properties, and SP Millenium, LLC have purchased interest of the partners of the Issuer. Equity Resources purchased 20 units at a cost of $ 510 per unit during 2005 and 510 units at a cost of $510 in 2004. Everest Properties II, LLC purchased 164 units at a cost of $675 per unit during 2005 and purchased 243 units at a cost of $350 per unit during 2004. Equity Resources and Everest Properties are not affiliated with the General Partner.

An affilitiate of the General Partner, SP Millennium, LLC, purchased 294 units at a cost of $650 per unit during the year ended December 31, 2005 and 332 units at a cost of between $255 and $650 per unit during 2004. At December 31, 2005, SP Millennium controlled 2473.5 units.

Also during 2005, Everest Properties sold 159 units to Equity Resources and 975 units to SP Urban Fund, LLC, an affiliate of the General Partner for $638 per unit.

Interfinancial Real Estate Management Company, the General Partner, also owned 379 units of Limited Partnership interest at December 31, 2005.

During the year ended December 31, 2005, two partners transferred 20 units to other individuals or partners. During the year ended December 31, 2004, five partners transferred 90 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

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

Distributions during 2005 and 2004 amounted to $0. Distributions can only be paid from available cash flow.

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

During the period 2005 to 2004, cash distributions from Local Limited Partnerships totaled $427,324 and $855,000, respectfully. These funds were utilized to fund operations. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

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

                                                                 2005         2004
                                                              ----------   ----------
Urban's share of distributions                                $  427,324   $  855,000
                                                              ==========   ==========

Advances (made to) repaid by Local Limited Partnerships       $   43,838   $        0
                                                              ==========   ==========

Contributions made to Local Limited Partnerships              $2,422,150   $        0
                                                              ==========   ==========

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,090 and $177,066 for 2005 and 2004. The fee will not be more than 50 percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $204,090 for 2005 and $177,066 for 2004, respectively.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) 10 percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) 1 percent of the sales price plus 3 percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid during 2005 and 2004.

The Partnership has entered into an incentive management agreement with one of the General Partners of the local limited partnerships to pay a fee based on a percentage of surplus cash paid. These fees are paid from distributions received from the Local Limited Partnerships. Details of the agreement are as follows:

      Southern Boulevard II - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions. During 2005 and 2004, these Partnerships did not generate sufficient surplus cash to pay the incentive management fees.

                    Amount                    Percentage
                    ------                    ----------

                  Up to $52,667                 36.84%
                  Over  $52,667                 50%

Other expenses represent cost associated with investor communication and state income tax payments which can vary from year-to-year.

At December 31, 2005, the Partnership had investments in seven active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 2005 and 2004 is summarized as follows:

                                                            2005          2004
                                                         ---------    ---------

  Income (loss) from investments with non-zero
    investments:
      Capitol Hill                                       $ 158,343      117,505
      Monatiquot Village                                  (852,347)     388,998
      Notre Dame (d/b/a Trail Walk Apartments)            (309,984)    (291,355)
      Norway Housing                                       161,599            0
                                                         ---------    ---------


                                                         $(842,389)   $ 215,148
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

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The The period the Partnership has evaluated its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has determined that there would be no impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003.

Item 7.  Financial Statements
         --------------------

Urban Improvement Fund Limited -1974

List of Financial Statements

     Report of Carter & Company, Certified Public Accountants, LLC, Independent Auditors -- for the year ended December 31, 2005

     Balance Sheet - December 31, 2005

     Statements of Operations - Years ended December 31, 2005 and 2004

     Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2005 and 2004.

     Statements of Cash flows - Years ended December 31, 2005 and 2004

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

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited -- 1974

We have audited the accompanying balance sheet of Urban Improvement Fund Limited -- 1974 (a Limited Partnership), as of December 31, 2005, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of four of Urban Improvement Fund Limited -- 1974's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and in our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents zero percent of total assets at December 31, 2005; and its equity in their operations represents zero percent of the net income for 2005 and 2004.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1974 as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                          /s/Carter & Company, Certified Public Accountants, LLC




Destin, Florida
May 1, 2006

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Community Apartments, Ltd.
Beachwood, Ohio


We have audited the accompanying balance sheets of Community Apartments, Ltd., (and Ohio Limited Partnership) FHA Project No. 042-35141, as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Apartments, Ltd. as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity, and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/Baumgarten & Company LLP




Baumgarten & Company LLP
Cleveland, Ohio
February 10, 2006

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Southern Boulevard Partners II


We have audited the accompanying balance sheet of Southern Boulevard Partners II, (A Limited Partnership), HUD Project No. 012-44139, as of December 31, 2005, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners II, (A Limited Partnership), HUD Project No. 012-44139, as of December 31, 2005, and the results of its operations, and changes in its partners' capital, and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements the Project has been experiencing significant cash flow and operating difficulties. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/D'Arcangelo & Co., LLP




D'Arcangelo & Co., LLP
Purchase, New York
March 16, 2006

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Met Paca II Associates


We have audited the accompanying balance sheet of Met Paca II Associates (A Limited Partnership) as of December 31, 2005, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca II Associates as of December 31, 2005, and the results of its operations, changes in its partners' equity (deficiency) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/D'Arcangelo & Co., LLP




D'Arcangelo & Co., LLP
Purchase, New York
March 16, 2006

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Norway Housing Associates
(A limited partnership)
Needham, Massachusetts

We have audited the accompanying balance sheets of Norway Housing Associates (a limited partnership), HUD Project No. 73-029-K as of December 31, 2005, and the related statements of profit and loss, change in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Norway Housing Associate's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norway Housing Associates (A Limited Partnership), HUD Project No. 73-029-K at December 31, 2005, and the results of its operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/Hickey, Beatrice, & Parker, LLP




Hickey, Beatrice, & Parker, LLP
Norwell, Massachusetts
February 8, 2006

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

BALANCE SHEET

December 31, 2005



ASSETS                                                  2005
------                                               ----------

Cash and cash equivalents                            $  313,618

Investments in and advances to Local
      Limited Partnerships accounted for
      on the equity method -- Notes 4 to 9            9,459,931
Other Assets                                              1,650
                                                     ----------

                                                     $9,775,199
                                                     ==========



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

   Distributions payable                             $    2,097

   Management fee payable                                 8,920
                                                     ----------
                                                         11,017
   Partners' capital -- Note 2
      General Partners -- 115 partnership units
         Authorized, issued and outstanding          $   97,642

      Limited Partners -- 11,394 partnership units
         Authorized, issued and outstanding           9,666,540
                                                     ----------
                                                      9,764,182
                                                      ---------

                                                     $9,775,199
                                                     ==========




The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

STATEMENTS OF INCOME



                                           Year Ended December 31,
                                           -----------------------
                                              2005         2004
                                           ---------    ---------

Interest income                            $ 228,380    $  13,163

Expenses:
  Professional fees                           18,000       23,032

  Management fees -- Note 3                  204,090      177,066
  Amortization of costs of acquisition         4,517        4,517
  Other expenses                              10,197       26,101
                                           ---------    ---------
                                             236,804      230,716
                                           ---------    ---------

Income (loss) before equity in
  income of Local Limited
  Partnerships                                (8,424)    (217,553)

Equity in income (loss) of Local
  Limited Partnerships -- Note 4            (842,389)     215,148
                                           ---------    ---------

Net income (loss)                          $(850,813)   $  (2,405)
                                           =========    =========

Allocation of net income (loss):
  Net income (loss) allocated to
    General Partners                          (8,508)   $     (24)
  Net income (loss) allocated to
    Limited Partners                        (842,305)      (2,381)
                                           ---------    ---------

                                           $(850,813)   $  (2,405)
                                           =========    =========
Net financial reporting income
  per unit:
    General partnership units (115
      units outstanding allocated
      to General Partner)                  $     (74)   $       0
                                           =========    =========
    Limited partnership units (11,394
      units outstanding allocated
      to Limited Partners)                 $     (74)   $       0
                                           =========    =========




The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                            General       Limited
                                            Partner       Partners          Total
                                         ------------    ------------    ------------
Partners' capital at January 1, 2004     $    106,174    $ 10,511,226    $ 10,617,400

Net income (loss) -- 2004                         (24)         (2,381)         (2,405)
                                         ------------    ------------    ------------

Partners' capital at December 31, 2004        106,150      10,508,845      10,614,995

Net income (loss) -- 2005                      (8,508)       (842,305)       (850,813)
                                         ------------    ------------    ------------

Partners' capital at December 31, 2005   $     97,642    $  9,666,540    $  9,764,182
                                         ============    ============    ============








The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

STATEMENTS OF CASH FLOWS


                                                      Year Ended December 31,
                                                     --------------------------
                                                         2005          2004
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  (850,813)   $    (2,405)
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Amortization of initial and rent
        up fees                                            4,517          4,517
      (Increase) decrease in receivables
        and prepaid expense                               (1,650)             0
      Increase (decrease) in management
        fee payable                                      (15,441)        16,803
      Equity in (income) loss of Local
        Limited Partnerships                             842,389       (215,148)
                                                     -----------    -----------
          Total adjustments                              829,815       (193,828)
                                                     -----------    -----------
            Net cash provided (used) by
              operating activities                       (20,998)      (196,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on investment                                  928,147       (443,274)
  Distributions from Local Limited
    Partnerships                                         427,324        855,000
  Net repayments from (advances to)
    Local Limited Partnerships                           (43,838)             0

  Contributions to Local Limited Partnerships         (2,422,150)             0
                                                     -----------    -----------
            Net cash provided (used) by
              investing activities                    (1,110,517)       411,726
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (1,131,515)        215,49

CASH BALANCE AT BEGINNING OF YEAR                      1,445,133      1,229,640
                                                     -----------    -----------

CASH BALANCE AT END OF YEAR                          $   313,618    $ 1,445,133
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

The Urban Improvement Fund Limited-1974 prospectus, dated July 23, 1974, specified that the General Partner will have at least a 1 percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests. It is the General Partners' intention to allocate, for income tax and financial reporting purposes, the profits, losses and special allocations in the ratio of 99 percent to the Limited Partners and 1 percent to the General Partner.

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

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 1 -- Organization and Accounting Policies -- continued
-----------------------------------------------------------

     Recent Accounting Pronouncements
     --------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003.

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

Investment in Local Limited Partnerships
----------------------------------------

As of December 31, 2005, the Partnership had investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $4,517 for the years ended December 31, 2005 and 2004.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 1 -- Organization and Accounting Policies -- continued
-----------------------------------------------------------

The Partnerships' equity in income (loss) of the Local Limited Partnerships is summarized as follows:

                                                        2005         2004
                                                     ---------    ---------
Income (loss) from investments with non-
 zero investment:
   Capitol Hill                                      $ 158,343    $ 117,505
   Monatiquot Village                                 (852,347)     388,998
   Notre Dame                                         (309,984)    (291,355)
   Norway Housing                                      161,599            0
                                                     ---------    ---------

                                                     $(842,389)   $ 215,148
                                                     =========    =========

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital
------------------------------------------------------------------------
(Deficit) of the Partnership For Financial Reporting Purposes and Income Tax
----------------------------------------------------------------------------
Reporting Purposes
------------------

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                                          Year Ended December 31,
                                                         --------------------------
                                                             2005          2004
                                                         -----------    -----------
Net income (loss) for financial reporting purposes       $  (850,813)   $    (2,405)

Amortization of initial and rent-up fees and other
  costs of acquisition capitalized for financial
  reporting purposes and previously deducted for
  income tax purposes                                          4,517          4,517

Accrual adjustments                                          (16,291)        16,800

Equity in losses reported by Local Limited Partner-
   ships for income tax reporting purposes in excess
   of income (losses) for financial reporting purposes     1,528,403      4,520,976
                                                         -----------    -----------

Net income (loss) as reported on the federal income
   tax return                                            $   665,816    $ 4,539,888
                                                         ===========    ===========

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital
------------------------------------------------------------------------
(Deficit) of the Partnership For Financial Reporting Purposes and Income Tax
----------------------------------------------------------------------------
Reporting Purposes - continued
------------------------------

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                                           Year Ended December 31,
                                                         ----------------------------
                                                              2005            2004
                                                         ------------    ------------
Partners' capital for financial reporting purposes       $  9,764,182    $ 10,614,995

Unamortized portion of initial and rent-up fees
   and other costs of acquisition capitalized for
   financial reporting purposes and previously
   deducted for income tax purposes                      $   (360,566)       (365,083)
Commissions and offering expenses capitalized
   for income tax purposes and charged to capital
   for financial reporting purposes                         1,315,039       1,315,039
Accrual adjustments                                             8,070          24,361

Equity in cumulative losses of Local Limited
   Partnerships for income tax reporting
   purposes in excess of losses for financial
   reporting purposes                                     (20,415,315)    (21,943,718)
                                                         ------------    ------------
Partners' capital (deficit) as reported on the
   federal income tax return                             $ (9,688,590)   $(10,354,406)
                                                         ============    ============

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

Note 3 -- Management of Urban Improvement Fund Limited
------------------------------------------------------

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,090 in 2005 and $177,066 in 2004. The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $204,090 for 2005 and $177,066 for 2004, respectively.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) 10 percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) 1 percent of the sales price plus 3 percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner in 2005 and 2004.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 3 -- Management of Urban Improvement Fund Limited - continued
------------------------------------------------------------------

The General Partner of the Partnership is a corporation in which SP Investments, Inc. owns a 100 percent interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a 100 percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. During June 2004, Paul H. Pfleger contributed his stock in IREMCO and PSI to SP investments Inc., another corporation owned 100 percent by Paul H. Pfleger. No fees were paid to PSI during 2005 and 2004. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

                                                        Date PSI Became
         Local Limited Partnership                      General Partner
         -------------------------                      ---------------

         Notre Dame Apartments                      March 1977 to December 2000
         Capitol Hill Associates                    December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                        Date
         -------------------------                        ----

         Notre Dame Apartments                       December 2000
         Monatiquot Village                          February 2000

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method
------

The Partnership has 95 percent to 99 percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                           Equity In                   Losses Not                   Costs of
                            Capital         Income                      Recorded                   Acquisition
                         Contributions     (Losses)      Subtotal       (Note 1)     Advances        (Note 1)       Total
                         -------------     --------      --------       --------     --------        --------       -----
December 31, 2005:

Capital Hill             $   277,900    $     2,232    $   280,132    $         0   $   208,443   $    41,399   $   529,974
Community Apts               287,244     (1,008,179)      (720,935)       666,009             0        54,926             0
Met-Paca II                1,219,550     (3,138,959)    (1,919,409)     1,788,077             0       131,332             0
Monatiguot Village         3,099,546      1,080,684      4,180,230              0             0             0     4,180,230
Norway Housing            (2,136,666)     2,269,750        133,084              0             0        28,515       161,599
Notre Dame                  (129,408)     4,717,535      4,588,127              0             0             0     4,588,127
Southern Boulevard           445,014     (2,177,079)    (1,732,065)     1,627,673             0       104,392             0
                         -----------    -----------    -----------    -----------   -----------   -----------   -----------

                         $ 3,063,180    $ 1,745,984    $ 4,809,164    $ 4,081,759   $   208,443   $   360,564   $ 9,459,930
                         ===========    ===========    ===========    ===========   ===========   ===========   ===========


URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



                                           Equity In                   Losses Not                   Costs of
                            Capital         Income                      Recorded                   Acquisition
                         Contributions     (Losses)      Subtotal       (Note 1)     Advances        (Note 1)       Total
                         -------------     --------      --------       --------     --------        --------       -----
December 31, 2004:

Capital Hill             $   277,900    $  (156,111)   $   121,789    $         0   $   164,605   $    45,916   $   332,310
Community Apts               287,244     (1,029,255)      (742,011)       687,085             0        54,926             0
Met-Paca II                1,219,550     (4,052,235)    (2,832,685)     2,701,353             0       131,332             0
Monatiguot Village           810,719      1,933,031      2,743,750              0             0             0     2,743,750
Norway Housing            (2,136,666)     1,896,598       (240,068)       211,553             0        28,515             0
Notre Dame                   164,593      5,027,518      5,192,111              0             0                   5,192,111
Southern Boulevard           445,014     (2,038,757)    (1,593,743)     1,489,351             0       104,392             0
                         -----------    -----------    -----------    -----------   -----------   -----------   -----------

                         $ 1,068,354    $ 1,580,789    $ 2,649,143    $ 5,089,342   $   164,605   $   365,081   $ 8,268,171
                         ===========    ===========    ===========    ===========   ===========   ===========   ===========


The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2005, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2005 and 2004, are summarized as follows:

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

              COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS


Assets                                                     2005
------                                                 ------------

Cash                                                   $  1,665,374
Cash in escrow and other restricted funds                 3,879,058
Accounts receivable                                         297,804
Prepaid expenses                                            451,518
Other assets (net of accumulated amortization)            2,757,921
                                                       ------------
                                                          9,051,675

Property on the basis of cost:
  Land                                                    9,207,702
  Buildings and improvements                             75,310,779
                                                       ------------
                                                         84,518,481
  Less accumulated depreciation                         (30,395,770)
                                                       ------------
                                                         54,122,711

                                                       $ 63,174,386
                                                       ============


Liabilities and Partners' Capital
---------------------------------

Mortgage notes payable                                 $ 59,382,014
Accounts payable and accrued expenses                     1,464,964
Notes payable                                               316,799
Advances                                                    208,443
Tenants' security and other deposits                        427,272
                                                       ------------
                                                         61,799,492

Partners' capital per accompanying
  statements                                              1,374,894
                                                       ------------

                                                       $ 63,174,386
                                                       ============

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

                                               December 31,
                                        -------------------------
                                             2005        2004
                                        -----------   -----------
Revenue:
  Net rental income                     $15,627,107   $14,185,338
  Financial income                           95,784        29,287
  Other income                              565,740       406,170
                                        -----------   -----------
                                         16,288,631    14,620,795
Expenses:
  Administrative                          2,242,808     2,019,430
  Utilities                               2,624,392     2,456,479
  Operating                               3,687,618     2,765,657
  Taxes and insurance                     2,117,122     1,813,753
  Financial expenses                      3,003,123     2,452,881
  Depreciation and amortization           2,416,890     2,314,626
  Other                                      12,801             0
                                        -----------   -----------
                                         16,104,754    13,822,826
                                        -----------   -----------

Net income                              $   183,877   $   797,969
                                        ===========   ===========


COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                                    Urban
                                  Improvement      General
                                    Limited        Partners          Total
                                  -----------    -----------    -----------
Partners capital (deficit)
  at January 1, 2004              $ 2,754,992    $(3,443,754)   $  (688,762)

Net income -- 2004                    749,151         48,818        797,969

Distributions -- 2004                (855,000)       (45,000)      (900,000)
                                  -----------    -----------    -----------

Partners capital (deficit)
  at December 31, 2004              2,649,143     (3,439,936)      (790,793)

Net income -- 2005                    165,195         18,682        183,877

Contributions -- 2005               2,422,150              0      2,422,150

Distributions -- 2005                (427,324)       (13,016)      (440,340)
                                   -----------    -----------    -----------

Partners capital (deficit)
  at December 31, 2005            $ 4,809,164    $(3,434,270)   $ 1,374,894
                                  ===========    ===========    ===========

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                                                    December 31,
                                                           -----------------------------
                                                                2005           2004
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $    183,877    $    797,969
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                            2,416,890       2,314,626
      Decrease (increase) in receivables,
        escrows, restricted deposits,
        prepaid expenses and other assets                       (570,723)       (129,496)
      Increase (decrease) in accounts
        payable, accrued expenses, notes
        payable and tenant security deposit
        liability                                                220,653         145,683
                                                            ------------    ------------
          Total adjustments                                    2,066,820       2,330,813
                                                            ------------    ------------
            Net cash provided by operating activities          2,250,697       3,128,782

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (15,897,159)       (971,391)
  Deferred financing costs                                      (429,953)              0
                                                            ------------    ------------

              Net cash used by investing activities          (16,327,112)       (971,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                 (1,792,562)     (1,585,945)
  Proceeds from mortgage refinancing                          14,601,107               0
  Contributions received                                       2,422,150               0
  Advances                                                        42,184               0
  Distributions paid                                            (440,340)       (900,000)
                                                            ------------    ------------
            Net cash used by financing activities             14,832,539      (2,485,945)
                                                            ------------    ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               756,124        (328,554)
CASH BALANCE AT BEGINNING OF YEAR                                909,250       1,237,804
                                                            ------------    ------------

CASH BALANCE AT END OF YEAR                                 $  1,665,374    $    909,250
                                                            ============    ============


SUPPLEMENTAL INFORMATION REGARDING
  INTEREST PAYMENTS IS AS FOLLOWS:
    Interest paid, net of subsidy                           $  2,519,097    $  1,353,409
                                                            ============    ============


URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

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

  Mortgage Notes Payable
  ----------------------

Five of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA). The mortgage note payable by Monatiquot Village Limited Partnership and Notre Dame are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately four percent to 8.75 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $461,300 over periods of forty years. HUD will make monthly interest assistance payments of approximately $57,000 to three Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments of those Local Limited Partners to those required for mortgages carrying a one percent interest rate.

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

   Mortgage Notes Payable -- Continued
   -----------------------------------

Details of the loans are as follows:

                                                  Mortgage Balance
                                                  December 31, 2005
                                                  -----------------

          HUD insured                             $ 8,591,874
          MFHA insured                              5,690,713
          Conventional financing                   45,099,427
                                                  -----------

                                                  $59,382,014
                                                  ===========

The scheduled principal reductions for the next five years are as follows:

          Year Ended December 31,                     Amount
          -----------------------                     ------

                    2006                          $ 1,458,536
                    2007                            1,558,626
                    2008                            3,850,243
                    2009                           13,633,494
                    2010                            1,568,286
                    Beyond                         37,312,829
                                                  -----------

                                                  $59,382,014
                                                  ===========

  National Housing Act Subsidies and Restrictions
  -----------------------------------------------

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2005, approximately $3,300,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

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

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED



Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

  National Housing Act Subsidies and Restrictions - continued
  -----------------------------------------------------------

Five of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2005 and 2004, the Local Limited Partnerships received approximately $5,808,000 and $4,730,000, respectively, in rent supplement and Section 8 funds.

  Management
  ----------

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with the General Partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                                      Affiliate                       2005
                                     of General     Percent of      Management
            Partnership               Partner        Revenues       Fee Expense
            -----------               -------        --------       -----------

          Capitol Hill                  Yes        10.72 percent    $ 68,802
          Community Apartments          Yes         7.50 percent    $ 70,472
          Met-Paca II                   Yes         5.75 percent    $106,430
          Monatiquot Village            No          2.75 percent    $141,386
          Norway House                  Yes         4.00 percent    $ 83,691
          Notre Dame                    No          2.66 percent    $ 60,847
          Southern Boulevard II         Yes         5.15 percent    $ 92,928

URBAN IMPROVEMENT FUND LIMITED -- 1974
(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 5 - Real Estate and Accumulated Depreciation of Local Limited Partnerships
-------------------------------------------------------------------------------
in which Urban Improvement Fund Limited - 1974 has an Investment
----------------------------------------------------------------

       Description
-----------------------------
                                                      Outstanding
                                                       Mortgage                    Buildings &                  Accumulated
Partnership/location               No of Units         Balance          Land      Improvements      Total       Depreciation
--------------------               -----------         -------          ----      ------------      -----       ------------
Capitol Hill Associates
  Denver, Colorado                   121           $  1,339,917   $    379,341   $  3,579,162   $  3,958,503   $ (2,606,250)
Community Apartments, Ltd.
  Cleveland, OH                      147                926,155        182,031      2,075,954      2,257,985     (2,075,954)
Met-Paca II Associates
  New York, New York                 192              3,777,994        205,597      7,840,263      8,045,860     (7,550,340)
Monatiquot Village Associates
  Village Green Apartments
  Santa Maria, California            460             24,135,686      4,500,000     26,455,952     24,955,952     (5,447,477)
  Tukwila Station
  Tukwila, Washington                 72              2,328,390        726,100      4,776,334      5,502,434        (69,728)
West Colonial Apartments
  Tukwila, Washington                120              5,745,225      1,088,600      8,179,780      9,268,380       (115,547)
Norway Housing Associates
  Boston, MA                         136              5,690,713        150,026      3,331,715      3,481,741     (3,331,715)
Trailwalk Apartments
  Kenmore, Washington                180             12,890,126      1,938,566     18,203,339     20,141,905     (2,967,606)
Southern Boulevard II
  New York, New York                 175              2,547,808         37,441      6,868,280      6,905,721     (6,231,153)
                                                   ------------   ------------   ------------   ------------   ------------

                                                   $ 59,382,014   $  9,207,702   $ 75,310,779   $ 84,518,481   $ 30,395,770
                                                   ============   ============   ============   ============   ============

                                                                                    Building &                   Accumulated
                                                                      Land        Improvements      Total       Depreciation
                                                                      ----        ------------      -----       ------------
Balance at December 31, 2004                                      $  7,390,353   $ 61,267,901   $ 68,658,254   $ 28,490,409
   Additions                                                         1,817,349     14,079,810     15,897,159
   Deletions                                                                          (36,932)       (36,932)       (36,932)
   Depreciation expense                                                      0              0              0      1,942,293
                                                                  ------------   ------------   ------------   ------------

Balance at December 31, 2005                                      $  9,207,702   $ 81,310,779   $ 84,518,481   $ 30,395,770
                                                                  ============   ============   ============   ============


                                                                Depreciation
       Description                                                in latest
-----------------------------         Date of                      income
                                    completion of     Date        statement
Partnership/location                construction    acquired      computed
--------------------                ------------    --------      --------
Capitol Hill Associates
  Denver, Colorado                     1975          1974       5-25 years
Community Apartments, Ltd.
  Cleveland, OH                        1975          1974       15-25 years
Met-Paca II Associates
  New York, New York                   1976          1974       7-27.5 years
Monatiquot Village Associates
  Village Green Apartments
  Santa Maria, California              1975          2000       4-40 years
  Tukwila Station
  Tukwila, Washington                  1984          2005       7-27.5 years
West Colonial Apartments
  Tukwila, Washington                  1984          2005       7-27.5 years
Norway Housing Associates
  Boston, MA                           1975          1974       3-25 years
Trailwalk Apartments
  Kenmore, Washington                Unknown         2001       5-25 years
Southern Boulevard II
  New York, New York                   1975          1974       7-27.5 years

URBAN IMPROVEMENT FUND LIMITED 1974
(A Limited Partnership)

Notes to Financial Statements -- Continued


Note 6 - Encumbrances of Local Limited Partnerships in which Urban Improvement
------------------------------------------------------------------------------
Fund Limited - 1974 has an Investment
-------------------------------------


                                                   Outstanding    Gross       Net
   Description                                      Mortgage      Interest    Interest   Gross        Interest      Net
   Partnership/Location         No. of Units        Balance       Rate        Rate       Payment      Subsidy       Payment
-----------------------------   ------------        -------       ----        ----       -------      -------       -------
Capitol Hill Associates
  Denver, Colorado              121 apartments   $  1,339,917     8.75%        1.00%  $   16,536     $  (11,507)   $    5,029
Community Apartments, Ltd.
  Cleveland, Ohio               147 apartments        926,155     7.00%        7.00%      10,649              0        10,649
Met-Paca II Associates
  New York, New York            192 apartments      3,777,994     7.00%        7.00%      40,513        (25,242)       15,271
Monatiquot Village Associates
Village Green Apartments                            6,408,316     5.55%        5.55%      36,899                       36,899
  Santa Maria, California       460 apartments     17,731,870     6.99%        6.99%     134,167              0       134,167
Tukwila Station
   Tukwila, Washington          72 apartments       2,328,390     7.13%        7.13%      17,428              0        17,428
West Colonial Apartments
   Tukwila, Washington          120 apartments      5,745,225     5.24%        5.24%      32,543              0        32,543
Trailwalk Apartments
  Boston, Massachusetts         136 apartments      1,734,196     7.90%        7.90%      21,069              0        21,069
                                                    3,956,517     5.50%        5.50%      31,872              0        31,872
Notre Dame Apartments
  Kenmore, Washington           180 apartments     12,890,126     4.64%        4.64%      68,501              0        68,501
Southern Boulevard II
  New York, New York            175 apartments      2,547,808     7.75%        1.00%      27,827        (20,303)        7,524
                                                 ------------                         ----------     ----------    ----------

                                                 $ 59,382,014                         $  461,296     $  (57,052)   $  404,244
                                                 ============                         ==========     ==========    ==========


   Description                     Maturity    Balloon at       Insured
   Partnership/Location            Date         Maturity         By
-----------------------------      ----         --------         --
Capitol Hill Associates            Mar 1, 2016       0           HUD
  Denver, Colorado
Community Apartments, Ltd.         Jan 1, 2016       0           FHA
  Cleveland, Ohio
Met-Paca II Associates             Mar 1, 2017       0           HUD
  New York, New York
Monatiquot Village Associates      Mar 1, 2014       0           Conventional
Village Green Apartments           Dec 1, 2011       0           Conventional
  Santa Maria, California
Tukwila Station                    Aug 1, 2008       0           Conventional
   Tukwila, Washington
West Colonial Apartments           Jan 1, 2011       0           Conventional
   Tukwila, Washington
Trailwalk Apartments               Mar 1, 2017       0           MHFA
  Boston, Massachusetts            July 1, 2012      0           MHFA

Notre Dame Apartments              Jun 1, 2009     12,149,449    Conventional
  Kenmore, Washington
Southern Boulevard II              Jul 1, 2017       0           HUD
  New York, New York

                                    PART III

Item 8. Change In and Disagreements with Accountants on Accounting and Financial
         -----------------------------------------------------------------------
        Disclosure
        ----------


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

           Name                   Age                    Office
     ------------------           ---           ------------------------------

     Paul H. Pfleger              70            Director/President
     John M. Orehek               52            Director/Senior Vice President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

             Name                 Age                  Office
      ------------------           ---           -----------------------------

      Paul H. Pfleger              70            Chairman of the Board
      John M. Orehek               52            Senior Vice President
      Robert M. Krokower           62            Secretary/Treasurer

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

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. >From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2005 for filing with the Securities and Exchange Commission.

The directors and executive officers of the General Partner with authority over the Partnership are all employees of a company that is affiliated with Partnership Services, Inc. Partnership Services, Inc. has adopted a code of ethics that applies to such directors and officers of the affiliated company.

Item 10.  Executive Compensation
         -----------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
         ---------------------------------------------------------------
Security Ownership of Certain Beneficial Owners Holders --

   Title of                  Name & Address of               Amount and Nature of       percent of
     Class                   Beneficial Owner                Beneficial Ownership          Class
     -----                   ----------------                --------------------          -----
General Partner        Interfinancial Real                      115 Units                 100%
   Interest            Estate Management Co.                     ($5,000)                 ===
                       1201 Third Avenue, Suite 5400
                       Seattle, Washington 98101-3076

The General Partner owns 379 units of Limited Partner interest and affiliates of the General Partner own 3448.5 units of limited partnership interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 12.  Certain Relationships and Related Transactions
         -----------------------------------------------

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General Partner of the Issuer to the Issuer, except as follows:

The Partnership earned management fees of $204,070 in 2005 and $177,066 in 2004 to the General Partner. Outstanding fees at December 31, 2005 and 2004 amounted to $0 and $24,361.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2005 and 2004 was $208,443 and $164,605.

There were no other transactions which officers or directors of the General Partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K
         ---------------------------------

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

          Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K filed during the fourth quarter of 2005:

          None

     (c)  Reports on Form 8-K filed during the first quarter of 2006.

          None

Item 14.  Principal Accounting Fees and Services
         ---------------------------------------

The General Partner has appointed Carter & Company, Certified Public Accountants, LLC as independent auditors to audit the financial statements of the Partnership for 2005 and 2004.

Audit Fees. The Partnership paid audit fees of approximately $12,000 and $14,500 during 2005 and 2004.

Tax Fees. The Partnership paid for tax services of approximately $6,000 and $6,000 during 2005 and 2004, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


                 (ISSUER) URBAN IMPROVEMENT FUND LIMITED -- 1974
                BY: INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY


By:  /s/ Paul H. Pfleger                              Date: 7-5-06
     ----------------------------------------------         --------------------
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company


By:  /s/ John M. Orehek                               Date: 7-5-06
     ----------------------------------------------         --------------------
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:  /s/ Paul H. Pfleger                              Date: 7-5-06
     ----------------------------------------------         --------------------
     Paul H. Pfleger, Director/President
     Interfinancial Real Estate Management Company


By:  /s/ John M. Orehek                               Date: 7-5-06
     ----------------------------------------------         --------------------
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company