Form 10QSB
period 2006-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2006-07-05
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

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


                                     ASSETS
                                     ------

                                                 March 31,         December 31,
                                                   2006               2005
                                                   ----               ----

Cash and cash equivalents                       $  314,312         $  313,618
Prepaid expenses
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method             9,080,887          9,459,931
Other Assets                                         1,650              1,650
                                                ----------         ----------

      Total Assets                              $9,396,849         $9,775,199
                                                ==========         ==========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts Payable                                $    5,000         $        0
Distribution payable                                 2,097              2,097
Management fee payable                              59,943              8,920
                                                ----------         ----------
                                                    67,040             11,017

Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding              93,298             97,642

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding           9,236,511          9,666,540
                                                ----------         ----------
                                                 9,329,809          9,764,182
                                                ----------         ----------

Total Liabilities and Partners' Capital         $9,396,849         $9,775,199
                                                ==========         ==========


Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


                                                 March 31,          December 31,
                                                   2006                2005
                                                   ----                ----
General Partner Interest - 115 Partner-
   ship units issued and outstanding            $    115,192       $    115,192

Limited Partners' Interest - 11,394
   Partnership units issued and
   outstanding                                    11,404,000         11,404,000
                                                ------------       ------------
                                                  11,519,192         11,519,192

Offering Expenses                                 (1,315,039)        (1,315,039)

Distributions to Partners                         (4,163,075)        (4,163,075)

Accumulated earnings through
   December 31, 2005                               3,723,104          3,723,104

Loss for three-month period ended
   March 31, 2006                                   (434,373)                 0
                                                ------------       ------------

Partners' Capital at End of Period              $  9,329,809       $  9,764,182
                                                ============       ============


Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


                                                          For the Three-Month
                                                              Period Ended
                                                              ------------
                                                                March 31,
                                                                ---------
                                                          2006          2005
                                                          ----          ----

Revenues                                               $   1,976     $   4,385

Cost and expenses:

   Professional fees                                       5,000         5,000

   Management fee                                         51,023        44,267

   Other expenses                                          1,283         1,600

   Amortization                                            1,777         1,129
                                                       ---------     ---------
                                                          59,083        51,996
                                                       ---------     ---------

Loss before equity of Local Limited Partnerships         (57,107)      (47,611)
Equity in net income of Local Limited Partnerships      (377,266)       12,222
                                                       ---------     ---------

Net loss                                               $(434,373)    $ (35,389)
                                                       =========     =========

Allocation of net loss:

   Net loss allocated to General Partner               $  (4,344)    $    (353)

   Net loss allocated to Limited Partners               (430,029)      (35,036)
                                                       ---------     ---------

                                                       $(434,373)    $ (35,389)
                                                       =========     =========

Net loss allocated to Limited Partners per Limited
   Partnerships Unit (11,394 units outstanding at
   March 31, 2006 and 2005)                            $     (37)    $      (3)
                                                       =========     =========


Unaudited.  See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


                                                                For the Three-Month
                                                                    Period Ended
                                                                    ------------
                                                                      March 31,
                                                                      ---------
                                                               2006            2005
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $  (434,373)   $   (35,389)
     Adjustments to reconcile net income to net cash
        used by operating activities:
          Amortization of initial and rent-up fees                1,777          1,129
      Equity in net income of local limited
             Partnerships                                       377,266        (12,222)
          Increase (decrease) in trade accounts payable,
             accrued management fees and prepaid expenses        56,024         17,013
                                                            -----------    -----------
              Total adjustments                                     694        (29,469)
                                                            -----------    -----------
    Net cash used by operating activities

CASH FLOWS FROM INVESTING
  ACTIVITIES:
          (Increase) decrease in deposits                             0       (268,652)
                                                            -----------    -----------
            Net cash provided by investing activities                 0       (268,652)
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                694       (298,121)

CASH BALANCE AT BEGINNING OF PERIOD                             313,618      1,445,133
                                                            -----------    -----------

CASH BALANCE AT END OF PERIOD                               $   314,312    $ 1,147,012
                                                            ===========    ===========


Unaudited.  See accompanying notes to financial statements.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                 March 31, 2006
                                 --------------

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


Note 1 - Organization

Urban Improvement Fund Limited - 1974 (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. Ten units were abandoned in prior years. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

     Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The period the Partnership has evaluated its investments in unconsolidated partnerships that may be deemed variable interest entities under the provision of FIN 46. The Partnership has determined that there would be no impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003.

                                 March 31, 2006
                                 --------------

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


Note 2 -Method of accounting

As of March 31, 2006, the Partnership has investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

     Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

     Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

     Management of Urban Improvement Fund Limited - 1974

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,090. (The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) The management fee earned for the three months ended March 31, 2006 and 2005 was $51,023 and $44,267 respectively.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) 10 percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus 3 percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2006 and 2005.

                                 March 31, 2006
                                 --------------

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


Note 2 -Method of accounting - continued

     Management of Urban Improvement Fund Limited - 1974 - continued

The General Partner of the Partnership is a corporation in which SP Investments Inc. owns a 100 percent interest. Partnership Services, Inc. (PSI), another corporation owned 100 percent by SP Investements Inc., has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2006 or 2005. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

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

         Notre Dame Apartments                 March 1977 to
                                                 December 2002
         Capitol Hill Associates               December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                   Date
         -------------------------                   ----

         Notre Dame Apartments                  December 2000
         Monatiquot Village                     February 2000

Note 3 - Investments in Local Limited Partnerships

As of March 31, 2006, the Partnership has investments in seven active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                            March 31, 2006    December 31, 2005
                                            --------------    -----------------

Capital contributions less distribution        $3,063,180          $3,063,180
Equity in losses                                5,450,477           5,827,744
Advances                                          208,443             208,443
Unamortized costs of acquisitions                 358,787             360,564
                                               ----------          ----------

                                               $9,080,887          $9,459,931
                                               ==========          ==========

During February 2005, Monatiquot refinanced the mortgage and received approximately $5,500,000 in refinace proceeds. During June 2005, the partnership bought two properties in Tukwila, Washington for a total of $14,300,000. The properties are adjacent to each other and have a total of 192 units.

                                 March 31, 2006
                                 --------------

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


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

The components of the Partnership's equity in income of the Local Limited Partnerships for the three months ended March 31, 2006 and 2005, is summarized as follows:

                                                  For the Three-Month
                                                     Period Ended
                                                     ------------
                                                       March 31,
                                                       ---------
                                                  2006            2005
                                                  ----            ----

Income (loss from investments
        with non-zero investment:
     Notre Dame/ Trailwalk                     $ (53,954)      $ (48,613)
     Capitol Hill                                 10,224          31,269
     Monatiquot Village Associates              (426,824)         29,566
     Norway House                                 93,288               0
                                               ---------       ---------

                                               $(377,266)      $  12,222
                                               =========       =========

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships.

During March 2006, Notre Dame Apartments has entered into an agreement to sale Trail Walk Apartments for $25,000,000. The sale is expected to close by August 15, 2006.

Dame Apartments have no restriction on distributions and their General Partner is an affiliate of the General Partner of the Issuer.

                                 March 31, 2006
                                 --------------

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


Note 4 - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

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

          Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2006.

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




                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner





Date: 7-5-06                         /s/Paul H. Pfleger
      ----------------------         -------------------------------------------
                                     Paul H. Pfleger
                                     Chairman of the Board
                                     Interfinancial Real Estate Company,
                                     equivalent of the
                                     Chief Executive Officer of the Partnership




Date: 7-5-06                         /s/John M. Orehek
      ----------------------         -------------------------------------------
                                     John M. Orehek
                                     Senior Vice President
                                     Interfinancial Real Estate Company,
                                     equivalent of the
                                     Chief Financial Officer of the Partnership