Form 10QSB
period 2006-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-02-12
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                      URBAN IMPROVEMENT FUND LIMITED - 1974
--------------------------------------------------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

          California                                            95-6504946
------------------------------                          ------------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                              Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington              98101-3076
--------------------------------------------------      ------------------------
     (Address of principal executive offices)                   (ZIP code)

Issuer's telephone number, including area code:               (206) 622-9900
                                                        ------------------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

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


                                     ASSETS
                                     ------


                                                      June 30,            December 31,
                                                        2006                  2005
                                                 -----------------     ---------------

Cash and cash equivalents                            $  220,193             $  313,618
Receivables                                              31,693                      0
Investments in and advances to
  Local Limited Partnerships
  accounted for on the equity method                  9,043,015              9,459,931
Deposits                                                  1,650                  1,650
                                                     ----------             ----------

      Total Assets                                   $9,296,551             $9,775,199
                                                     ==========             ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accounts Payable                                     $   10,000             $        0
Management fee payable                                    2,097                  2,097
Distribution payable                                     96,711                  8,920
                                                     ----------             ----------
                                                        108,808                 11,017
Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding                   91,878                 97,642

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding                9,095,865              9,666,540
                                                     ----------             ----------
                                                      9,187,743              9,764,182
                                                     ----------             ----------

Total Liabilities and Partners' Capital              $9,296,551             $9,775,199
                                                     ==========             ==========




Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)



                                                      June 30,             December 31,
                                                       2006                    2005
                                                 -----------------       --------------
General Partner Interest - 115 Partner-
   ship units issued and outstanding              $    115,192             $    115,192

Limited Partners' Interest - 11,394
   Partnership units issued and
   outstanding                                      11,404,000               11,404,000
                                                  ------------             ------------
                                                    11,519,192               11,519,192

Offering Expenses                                   (1,315,039)              (1,315,039)

Distributions to Partners                           (4,163,075)              (4,163,075)

Accumulated earnings through
   December 31, 2005                                 3,723,104                3,723,104

Loss for six-month period ended
   June 30, 2006                                      (576,439)                       0
                                                  ------------             ------------


Partners' Capital at End of Period                $  9,187,743             $  9,764,182
                                                  ============             ============




Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)


                                                          For the Three-Month                  For the Six-Month
                                                             Period Ended                         Period Ended
                                                   -----------------------------         ------------------------------
                                                               June 30,                             June 30,
                                                   -----------------------------         ------------------------------
                                                      2006               2005                2006               2005
                                                   ----------         ----------         ----------         ----------

Revenues                                           $   2,041          $   3,612          $   4,017          $   7,997

Cost and expenses:

   Professional fees                                   5,000              5,000             10,000             10,000

   Management fee                                     51,023             44,267            102,046             88,533

   Other expenses                                        211             11,158              1,494             12,758

   Amortization                                        1,777              1,129              3,554              2,258
                                                   ---------          ---------          ---------          ---------
                                                      58,011             61,554            117,094            113,549
                                                   ---------          ---------          ---------          ---------

Loss before equity of
   Local Limited Partnerships                        (55,970)           (57,942)          (113,077)          (105,552)
Equity in net income (loss) of Local
   Limited Partnerships                              (86,096)           (89,706)          (463,362)           (77,484)
                                                   ---------          ---------          ---------          ---------

Net Income (loss)                                  $(142,066)         $(147,648)         $(576,439)         $(183,036)
                                                   =========          =========          =========          =========

Allocation of net income:

   Net income (loss) allocated
      to General Partner                           $  (1,421)         $  (1,476)         $  (5,764)         $  (1,830)

   Net income (loss) allocated
      to Limited Partners                           (140,645)          (146,172)          (570,675)          (181,206)
                                                   ---------          ---------          ---------          ---------

                                                   $(142,066)         $(147,648)         $(576,439)         $(183,036)
                                                   =========          =========          =========          =========

Net income (loss) allocated
   to Limited Partners per
   Limited Partnerships
   Unit (11,394 units out-
   standing at June 30,
   2006 and 2005)                                  $     (12)         $     (12)         $     (50)         $     (16)
                                                   =========          =========          =========          =========





Unaudited. See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)



                                                           For the Three-Month                    For the Six-Month
                                                              Period Ended                           Period Ended
                                                    -------------------------------       -------------------------------
                                                                June 30,                                June 30,
                                                    -------------------------------       -------------------------------
                                                          2006           2005                   2006              2005
                                                    -------------     -------------       --------------     ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                              $  (142,066)       $  (147,648)       $  (576,439)       $  (183,036)
     Adjustments to reconcile
        net income to net cash
        used by operating
        activities:
           Amortization of initial
              and rent-up fees                            1,777              1,129              3,554              2,258
           Equity in net (income)loss of
              local limited partner-
              ships                                      86,096             89,706            463,362             77,484
           Increase (decrease) in
             trade accounts payable,
             accrued management fees
             and prepaid expenses                        41,767             49,267             97,791             66,279
                                                    -----------        -----------        -----------        -----------
              Total adjustments                         129,640            140,102            564,707            146,021
                                                    -----------        -----------        -----------        -----------
                Net cash used by
                  operating activities                  (12,426)            (7,546)           (11,732)           (37,015)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Contributions                                            0           (900,000)                 0           (900,000)
     Increase in receivables                            (31,693)                 0            (31,693)                 0
     Increase in advances to
         Local limited partnerships                     (50,000)                 0            (50,000)                 0
     Decrease in deposits                                     0            (99,602)                 0           (368,254)
                                                    -----------        -----------        -----------        -----------
            Net cash provided by
              investing activities                      (81,693)          (999,602)           (81,693)        (1,268,254)
                                                    -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 (94,119)        (1,007,148)           (93,425)        (1,305,269)

CASH BALANCE AT BEGINNING OF
   PERIOD                                               314,312          1,147,012            313,618          1,445,133
                                                    -----------        -----------        -----------        -----------

CASH BALANCE AT END OF PERIOD                       $   220,193        $   139,864        $   220,193        $   139,864
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

     Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Note 2 - Method of Accounting

As of June 30, 2006, the Partnership has investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

     Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

     Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

     Management of Urban Improvement Fund Limited - 1974

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,092. (The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020). The management fee earned for the six months ended June 30, 2006 and 2005 was $102,046 and $88,533 respectively.

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

         Notre Dame Apartments                 March 1977 to
                                                 December 2002
         Capitol Hill Associates               December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                   Date
         -------------------------                   ----

         Notre Dame Apartments                 December 2000
         Monatiquot Village                    February 2000

Note 3 - Investments in Local Limited Partnerships

As of June 30, 2006, the Partnership has investments in seven active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                            June 30, 2006      December 31, 2005
                                            -------------      -----------------

Capital Contributions less Distributions       $3,063,180             $3,063,180

Equity in Income                                5,364,382              5,827,744

Advances                                          258,443                208,443

Unamortized costs of acquisitions                 357,010                360,564
                                               ----------             ----------

                                               $9,043,015             $9,459,931
                                               ==========             ==========

During February 2005, Monatiquot refinanced the mortgage and received approximately $5,500,000 in refinance proceeds. During June 2005, the partnership bought two properties in Tukwilla, Washington for a total of $14,300,000. The properties are adjacent to each other and have a total of 192 units.

On August 17, 2006, the Notre Dame Partnership sold its real estate for $25,000,000. The partnership netted approximately $11,000,000 of which $6,000,000 was deposited with a 1031 exchange facilitator. The partnership anticipates purchasing replacement real estate.

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

The components of the Partnership's equity in income of the Local Limited Partnerships for the three and six months ended June 30, 2006 and 2005, is summarized as follows:

                                           For the Three-Month                     For the Six-Month
                                               Period Ended                           Period Ended
                                   ---------------------------------        ----------------------------------
                                                 June 30,                               June 30,
                                   ---------------------------------        ----------------------------------
                                        2006                 2005                2006                 2005
                                   ------------         ------------        -------------        -------------
Income (loss from investments
  with non-zero investment:
    Norway House                     $  93,288            $       0            $ 186,576            $       0
    Notre Dame                         (24,134)             (63,073)             (78,088)            (111,686)
    Capitol Hill                        11,687               42,473               21,910               73,742
    Monatiquot Village Associates     (166,937)             (69,106)            (593,760)             (39,540)
                                     ---------            ---------            ---------            ---------

                                     $ (86,096)           $ (89,706)           $(463,362)           $ (77,484)
                                     =========            =========            =========            =========

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed. Trailwalk was being marketed at this time.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2006.

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







                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner





Date:    02/12/2007                  /s/Paul H. Pfleger
         ---------------------       -------------------------------------------
                                     Paul H. Pfleger
                                     Chairman of the Board
                                     Interfinancial Real Estate Company,
                                     equivalent of the
                                     Chief Executive Officer of the Partnership




Date:    02/12/2007                  /s/John M. Orehek
         ---------------------       -------------------------------------------
                                     John M. Orehek
                                     Senior Vice President
                                     Interfinancial Real Estate Company,
                                     equivalent of the
                                     Chief Financial Officer of the Partnership