Form 10QSB
period 2006-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-02-12
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                      URBAN IMPROVEMENT FUND LIMITED - 1974
--------------------------------------------------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

        California                                         95-6504946
------------------------------                   -------------------------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington              98101-3076
--------------------------------------------------          --------------------
     (Address of principal executive offices)                   (ZIP code)

Issuer's telephone number, including area code:               (206) 622-9900
                                                           ---------------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .

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


                                     ASSETS
                                     ------

                                                                                                September 30,           December 31,
                                                                                                    2006                   2005
                                                                                                    ----                   ----

Cash and cash equivalents                                                                        $    65,259             $   313,618
Receivables                                                                                           31,693                       0
Investments in and advances to
  Local Limited Partnerships                                                                      15,494,132               9,459,931
  accounted for on the equity method
Deposits                                                                                               1,650                   1,650
                                                                                                 -----------             -----------
      Total Assets                                                                               $15,592,734             $ 9,775,199
                                                                                                 ===========             ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts Payable                                                                                 $    15,000             $         0
Distribution payable                                                                                   2,097                   2,097
Management fee payable                                                                               133,479                   8,920
                                                                                                 -----------              ----------
                                                                                                     150,576                  11,017
Partners' Capital:
  General Partner - 115 Partnership units
    authorized, issued and outstanding                                                               154,422                  97,642

  Limited Partners - 11,394 Partnership units
    authorized, issued and outstanding                                                            15,287,736               9,666,540
                                                                                                 -----------              ----------
                                                                                                  15,442,158               9,764,182
                                                                                                 -----------              ----------

Total Liabilities and Partners' Capital                                                          $15,592,734             $ 9,775,199
                                                                                                 ===========              ==========


Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

                                                                                            September 30,            December 31,
                                                                                               2006                     2005
                                                                                               ----                     ----
General Partner Interest - 115 Partner-
   ship units issued and outstanding                                                     $    115,192             $    115,192

Limited Partners' Interest - 11,394
   Partnership units issued and
   outstanding                                                                             11,404,000               11,404,000
                                                                                         ------------             ------------
                                                                                           11,519,192               11,519,192

Offering Expenses                                                                          (1,315,039)              (1,315,039)

Distributions to Partners                                                                  (4,163,075)              (4,163,075)

Accumulated earnings through
   December 31, 2005                                                                        3,723,104                3,723,104

Income for nine-month period ended
   September 30, 2006                                                                       5,677,976                        0
                                                                                         ------------             ------------

Partners' Capital at End of Period                                                       $ 15,442,158             $  9,764,182
                                                                                         ============             ============


Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

                                                                 For the Three-Month                  For the Nine-Month
                                                                    Period Ended                          Period Ended
                                                                    ------------                          ------------
                                                                    September 30,                         September 30,
                                                                   -------------                          -------------
                                                              2006               2005                2006              2005
                                                              ----               ----                ----              ----
Revenues                                                    $       462       $       602        $     4,479      $     8,600

Cost and expenses:

   Professional fees                                              5,000             5,000             15,000           15,000

   Management fee                                                51,023            44,267            153,069          132,800

   Other expenses                                                   539               460              2,033           13,219

   Amortization                                                   1,777             1,129              5,331            3,387
                                                            -----------       -----------        -----------      -----------
                                                                 58,339            50,856            175,433          164,406
                                                            -----------       -----------        -----------      -----------
Loss before equity of
   Local Limited Partnerships                                   (57,877)          (50,254)          (170,954)        (155,806)
Equity in net income (loss) of Local
   Limited Partnerships                                       6,312,292          (192,133)         5,848,930         (269,617)
                                                            -----------       -----------        -----------      -----------

Net Income (loss)                                           $ 6,254,415       $  (242,387)       $ 5,677,976      $  (425,423)
                                                            ===========       ===========        ===========      ===========
Allocation of net income:

   Net income (loss) allocated
      to General Partner                                    $    62,544       $    (2,423)       $    56,780      $    (4,254)

   Net income (loss) allocated
      to Limited Partners                                     6,191,871          (239,964)         5,621,196         (421,169)
                                                            ------------      -----------          ---------      -----------
                                                            $ 6,254,415       $  (242,387)       $ 5,677,976      $  (425,423)
                                                            ============      ===========        ============     ===========

Net income (loss) allocated
  to Limited Partners per
  Limited Partnerships
  Unit(11,394 units out-
  standing at September 30,
  2006 and 2005)                                            $       543       $       (21)       $       493      $       (37)
                                                            ===========       ===========        ============     ===========


Unaudited.  See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

                                                                   For the Three-Month                     For the Nine-Month
                                                                      Period Ended                           Period Ended
                                                                      ------------                           ------------
                                                                      September 30,                          September 30,
                                                                      -------------                          -------------
                                                                  2006             2005                2006               2005
                                                                  ----             ----                ----               ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                                         $ 6,254,415        $  (242,387)       $ 5,677,976        $  (425,423)
     Adjustments to reconcile
        net income to net cash
        used by operating
        activities:
           Amortization of initial
              and rent-up fees                                       1,777              1,129              5,331              3,387
           Equity in net income of
              local limited partner-
              ships                                             (6,312,292)           192,133         (5,848,930)           269,617
           Increase (decrease) in
             trade accounts payable,
             accrued management fees
             and prepaid expenses                                   41,768             10,650            139,559             76,929
                                                               -----------        -----------        -----------        ----------
              Total adjustments                                 (6,268,747)           203,912         (5,704,040)           349,933
                                                               -----------        -----------        -----------        ----------
                Net cash used by
                  operating activities                             (14,332)           (38,475)           (26,064)           (75,490)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Contributions                                                       0                  0                  0           (900,000)
     Increase in Receivables                                             0                  0            (31,693)                 0
     Increase in advances to
         Local Limited Partnership                                (140,602)                 0           (190,602)                 0
    Decrease  in deposits                                                0                  0                  0           (368,254)
                                                               -----------        -----------        -----------        -----------
         Net cash provided by
           investing activities                                   (140,602)                 0           (222,295)        (1,268,254)
                                                               -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           (154,934)           (38,475)          (248,359)        (1,343,744)

CASH BALANCE AT BEGINNING OF
   PERIOD                                                          220,193            139,864            313,618          1,445,133
                                                               -----------        -----------            -------        -----------
CASH BALANCE AT END OF PERIOD                                  $    65,259        $   101,389        $    65,259        $   101,389
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

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                               September 30, 2005
                               ------------------

                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                             (A Limited Partnership)

Note 1 - Organization

Entity was redomiciled August 25, 2006 in DE. The entities new name is: "Urban Improvement Fund Limited, 1974, LP."

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

     Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Note 2 -Method of accounting

As of September 30, 2006, the Partnership has investments in seven active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

     Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

     Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

     Management of Urban Improvement Fund Limited - 1974

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,092. (The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) The management fee earned for the six months ended September 30, 2006 and 2005 was $153,069 and $132,800 respectively.

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

The General Partner of the Partnership is a corporation owned by a corporation which Paul H. Pfleger is the sole shareholder. Partnership Services, Inc. (PSI), another corporation owned by a corporation which Paul H. Pfleger is the sole shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2006 or 2005, In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

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

         Notre Dame Apartments                           March 1977 to
                                                          December 2002
         Capitol Hill Associates                         December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                           Date
         -------------------------                           ----

         Notre Dame Apartments                           December 2000
         Monatiquot Village                              February 2000

Note 3 - Investments in Local Limited Partnerships

As of September 30, 2006, the Partnership has investments in seven active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:


                                                    September 30, 2006         December 31, 2005
                                                    ------------------         ----------------

Capital Contributions less Distributions             $    3,063,180             $    3,063,180

Equity in income or earnings                             11,676,674                  5,827,744

Advances                                                    399,045                    208,443

Unamortized costs of acquisitions                           355,233                    360,564
                                                     --------------             --------------

                                                     $   15,494,132             $    9,459,931
                                                     ==============             ==============

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

The components of the Partnership's equity in income of the Local Limited Partnerships for the nine months ended September 30, 2006 and 2005, is summarized as follows:

                                                   For the Three-Month                 For the Nine-Month
                                                       Period Ended                       Period Ended
                                                       ------------                       ------------
                                                       September 30,                      September 30,
                                                       -------------                      -------------
                                                  2006             2005               2006             2005
                                                  ----             ----               ----             ----
Income (loss) from investments
  with non-zero investment:
      Norway House                           $      93,288      $        0        $   279,864      $         0
      Notre Dame                                 6,808,643         (35,985)         6,730,555         (147,671)
      Capitol Hill                                  32,354          71,794             54,264          145,536
      Monatiquot Village Associates               (621,993)       (227,942)        (1,215,753)        (267,482)
                                             -------------      ----------        -----------      -----------
                                             $   6,312,292      $ (192,133)       $ 5,848,930      $  (269,617)
                                             =============      ==========        ===========      ===========

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2006.

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







                      URBAN IMPROVEMENT FUND LIMITED - 1974
                      -------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner





Date:  02/12/2007                            /s/Paul H. Pfleger
     -------------------------               -----------------------------------
                                             Paul H. Pfleger
                                             Chairman of the Board
                                             Interfinancial Real Estate Company,
                                             equivalent of the
                                             Chief Executive Officer of the
                                             Partnership




Date:  02/12/2007                            /s/John M. Orehek
    --------------------------               -----------------------------------
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