Form 10KSB/A
period 2005-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-02-20
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                               (Amendment No. 1)


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

Results of Operations
---------------------


The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The partnership had made deposits on investments in 2004 to purchase new properties. During 2005, the purchase of the investment was cancelled and the deposit was returned with interest. This one time event resulted in a increase of interest income from $13,163 in 2004 to $228,380 in 2005. Interest income should return to pre 2005 levels in future years. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years. This trend is expected to continue. The Partnership has advanced funds to selected Local Limited Partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.


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
                                                         =========    =========


The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy payments. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. During 2005 the decrease in income is primarily the results of Monatiquot Village. In June 2005, Monatiquot purchased two additional properties. Southwicke and West Colonial incurred a combined loss for the year ended December 31, 2005 of approximately 32,000. This loss is primarily due to the transition of ownership and a temporary loss of rental income due to renovation activities. Management expects improved operations in 2006. In addition, Monatiquot Village increased the rents at the Village Green property to market rate and reduced the number of affordable, Section 8, units. As a result of this marketing change, the occupancy of the property decreased to an average of 83% for 2005. Management has developed a marketing plan and expects to stabilize occupancy by the end of 2007 but expects increased losses. The overall loss for 2006 for Monatiquat Village is expected to be an increased loss over 2005. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.


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

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited -- 1974


We have audited the accompanying balance sheet of Urban Improvement Fund Limited -- 1974 (a Limited Partnership), as of December 31, 2005, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of four of Urban Improvement Fund Limited -- 1974's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and in our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents
1.6 percent of total assets at December 31, 2005; and its equity in their operations represents $161,599 of net income for 2005 and zero of net income for 2004.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.


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


Certain expenses related to obtaining permanent financing for the partnerships have been deferred and are being amortized for financial reporting purposes using the straight-line method over the remaining term of the individual mortgages which is periods of five to forty years (Note 5).


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



By:  /s/ Paul H. Pfleger                              Date: February 20, 2007
     ----------------------------------------------         --------------------
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company


By:  /s/ John M. Orehek                               Date: February 20, 2007
     ----------------------------------------------         --------------------
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:  /s/ Paul H. Pfleger                              Date: February 20, 2007
     ----------------------------------------------         --------------------
     Paul H. Pfleger, Director/President
     Interfinancial Real Estate Management Company


By:  /s/ John M. Orehek                               Date: February 20, 2007
     ----------------------------------------------         --------------------
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company