Form 10KSB/A
period 2005-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-07-11
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 2)



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

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited -- 1974



We have audited the accompanying balance sheet of Urban Improvement Fund Limited -- 1974 (a Limited Partnership), as of December 31, 2005, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one of Urban Improvement Fund Limited -- 1974's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and in our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1974's investment in these partnerships represents zero percent of total assets at December 31, 2005; and its equity in their operations represents zero of the net income for 2005 and 2004.


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


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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


Certain expenses related to obtaining permanent financing for the partnerships have been deferred and are being amortized for financial reporting purposes over the remaining term of the individual mortgages which is periods of five to forty years (Note 5).


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




By:  /s/ Paul H. Pfleger                              Date: July 11, 2007
     ----------------------------------------------         --------------------
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company


By:  /s/ John M. Orehek                               Date: July 11, 2007
     ----------------------------------------------         --------------------
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:  /s/ Paul H. Pfleger                              Date: July 11, 2007
     ----------------------------------------------         --------------------
     Paul H. Pfleger, Director/President
     Interfinancial Real Estate Management Company


By:  /s/ John M. Orehek                               Date: July 11, 2007
     ----------------------------------------------         --------------------
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company