Form 10KSB
period 2006-12-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-07-19
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
--------------------------------------------------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

     Delaware                                                    95-6504946
------------------                                          -------------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington               98101-3076
--------------------------------------------------           -------------------
  (Address of principal executive offices)                            (ZIP code)

Issuer's telephone number, including area code:                  (206) 622-9900
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
                                                                       ---------

Securities registered pursuant to Section 12(g) of the Exchange Act:   None
                                                                       ---------


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

State issuer's revenues for its most recent fiscal year.                 $36,769
                                                                         -------

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2006. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Business
         --------

Urban Improvement Fund Limited 1974, a California limited partnership (the "Partnership" or the "Issuer"), was formed in January 1974 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The partnership will terminate on December 31, 2015. The termination can be earlier or later with the approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources.

On August 25, 2006, the Partnership redomiciled the entity to Delaware. The name was changed to Urban Improvement Fund Limited 1974, LP.

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

During February 2000, Monatiquot Village Associates sold its real property in a tax-free exchange. The proceeds were reinvested in February 2000 into Village Green Apartments, a 460-unit conventional property located in Santa Maria, California. During December 2000, Notre Dame Apartments sold its real property in a tax-free exchange. The proceeds were reinvested in May 2001 into Trail Walk Apartments, a 180-unit conventional property located in Kenmore, Washington. During August 2006, Notre Dame sold its real property, Trail Walk Apartments, in a tax-free exchange. The proceeds were reinvested in January 2007 into Lake Villa Club Apartments, a 189-unit conventional property located in Kent, Washington. In connection with Notre Dame's purchase of Lake Villa Club Apartments, additional partners were admitted to the Notre Dame Apartments partnership resulting in a reduction of Urban 74's investment to 69%.

During 2005 Village Green Apartments was refinanced. Proceeds of approximately $5,200,000 and contributions from UF74 of $2,400,000 were utilized to purchase Southwicke Apartments a 72-unit conventional property located in Tukwila, Washington and West Colonial Apartments a 120- unit conventional property located in Tukwila, Washington.

During December 2002, The 51st and King Drive Partnership sold its real property. During 2004, the Weyerbacher Terrace Partnership was foreclosed by HUD.

During October 2006, the Partnership invested in a joint venture, SPAC/Urban Fund '74 Holdings LLC, for the purpose of acquiring La Serena Apartments, a 188-unit conventional property in Santa Ana, California.

The remaining five properties and the six new properties are described in Item 2 hereof.

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

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a Limited Partner:

           Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited 1974, LP, has an Investment

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
 Bronx, New York
(Southern Boulevard Partners II)

Trail Walk Apartments            98.00%           180 residential        Conventional              N/A
 Kenmore, Washington
(Notre Dame Apartments)

Village Green Apartments         95.00%           460 residential        Conventional              N/A
 Santa Maria, California
(Monatiquot Village Associates)

Southwicke Apartments            95.00%            72 residential        Conventional              N/A
 Tukwila, Washington
(Monatiquot Village Associates)

West Colonial Apartments         95.00%           120 residential        Conventional              N/A
 Tukwila, Washington
(Monatiquot Village Associates)

       Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited 1974, LP, has an Investment - continued

                                   Limited                                  Financed,
                                 Partnership                               Insured and         Units Receiving
 Property Name, Location          Ownership            Number              Subsidized         Rental Assistance
  and Partnership Name            Interests           of Units                Under          Under Section 8 (C)
  --------------------            ---------           --------                -----          -------------------
SPAC/Urban Fund '74
  Holdings, LLC                   9%               188 residential         Conventional             NA
(La Serena Apartments)

Lake Villa Apartments
 Kent, Washington
(Notre Dame Apartments)          69%               189 residential         Conventional             NA

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, the subsidized apartments receive government mortgage interest and rent subsidies which make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

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

The Federal Housing Administration ("FHA") has contracted with the four insured rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one-year renewal options.

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

Of the five partnership units which receive rent subsidies from Section 8 contracts, three of the contracts expire during the year ending December 2007, and the other two expire in 2009 and 2011. The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

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

Item 2.  Properties
         ----------

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2006:

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

MONATIQUOT VILLAGE ASSOCIATES. The partnership owned a 324-unit project located in Braintree, Massachusetts consisting of 27 three-story buildings of prefabricated concrete construction. The property was sold in a tax-free exchange during February 2000. The proceeds were reinvested during February 2000 in Village Green Apartments, a 460-unit conventional property located in Santa Maria, California. The property has 26 buildings with stucco and wood exteriors. During February 2005 the mortgage was refinanced. The partnership received approximately $5,200,000 in refinance proceeds. The proceeds were used to purchase Southwicke Apartments and West Colonial Apartments in Tukwila, Washington. Tukwila Station is a conventional property with 72-units and West Colonial is a conventional property with 120-units. The properties consist of two-story buildings of wood frame construction with wood siding. The properties are adjoining but operate independently.

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

NOTRE DAME APARTMENTS. The partnership owned a 205-unit project located in the Pacific Heights area of San Francisco, California, consisting of a five-story building of reinforced concrete, cement and plaster construction. The property was sold in December 2000 in a tax-free exchange. The proceeds were reinvested in May 2001 with the purchase of Trail Walk Apartments, a 180-unit conventional property located in Kenmore, Washington. In August 2006, Trail Walk Apartments was sold in a tax-free exchange. The proceeds were partially reinvested in January 2007 with the purchase of Lake Villa Club Apartments, a 189-unit conventional property in Kent, Washington.

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

SPAC/URBAN FUND '74 HOLDINGS LLC. In October 2006, the Partnership invested in a joint venture which purchased La Serena Apartments, a 188-unit conventional property located in Santa Ana, California.

Occupancy Rates of Properties
-----------------------------

                       Partnership                           2006         2005
                       -----------                           ----         ----

                    Capital Hill                            96.12%        96.5%
                    Community Apartments                    97.80%        98.2%
                    Met-Paca II                             96.48%        95.6%
                    Monatiquot Village                      72.00%        83.6%
                    Norway House                            99.25%        99.0%
                    Notre Dame                              95.04%        90.7%
                    Southern Boulevard II                   96.46%        97.1%
                    SPAC Urban Fund '74 Holdings LLC        80.70%          NA


Average Annual Rental Per Unit of Properties
--------------------------------------------

                      Partnership                            2006         2005
                      -----------                            ----         ----

                    Capitol Hill                           $  8,113    $  7,832
                    Community Apartments                   $  7,007    $  6,825
                    Met Paca II                            $ 15,719    $ 14,713
                    Monatiquot Village                     $  5,724    $  7,378
                    Norway House                           $ 16,612    $ 16,056
                    Notre Dame                             $  7,044    $ 10,551
                    Southern Boulevard II                  $ 11,589    $ 11,190
                    SPAC/Urban Fund '74 Holdings LLC       $  2,419       NA

Property Real Estate Taxes of Properties
----------------------------------------

                      Partnership                            2006         2005
                      -----------                            ----         ----

                    Capitol Hill                           $ 25,198    $ 40,361
                    Community Apartments                   $ 56,561    $ 42,090
                    Met Paca II                            $293,998    $275,941
                    Monatiquot Village                     $399,308    $317,705
                    Norway House                           $147,122    $101,577
                    Notre Dame                             $161,493    $271,036
                    Southern Boulevard II                  $232,250    $211,378
                    SPAC/Urban Fund '74 Holdings LLC       $ 66,058      NA


Federal Tax Basis Information of Properties
-------------------------------------------

                                              Original     Building     Bldg.    Improvements  Personal   Property
                               Federal        --------     --------     -----    ------------  --------   --------
    Partnership               Tax Basis        Method        Life       Method      Life        Method      Life
    -----------               ---------        ------        ----       ------      ----        ------      ----
Capitol Hill                 $ 1,265,000       SL            25          SL         5-25       SL          5-7
Community Apartments         $   182,000       SL & 125%     25          SL         5-25       SL          5
Met Paca II                  $   654,000       SL            25          SL         5-25       SL          5-7
Monatiquot Village           $24,543,000       SL            27.5        SL         27.5       SL          5
Norway House                 $   150,000       SL            25          SL         5-25       SL          3-10
Notre Dame                   $         0       SL            27.5        SL         27.5       SL          5-7
Southern Boulevard II        $   690,000       SL            25          SL         5-25       SL          5-7
SPAC/Urban Fund `74
 Holdings LLC                $30,453,000       SL            27.5        SL         27.5       SL          5-7

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

 Holders --
--------------------------------------------------------------------------------------------------
   Title of              Name & Address of                       Amount and Nature of        % of
    Class                Beneficial Owner                        Beneficial Ownership       Class
--------------------------------------------------------------------------------------------------
General Partner          Interfinancial Real                          115 Units              100%
                                                                                             ====
   Interest              Estate Management Co.                        ($5,000)
                         1201 Third Avenue, Suite 5400
                         Seattle, Washington 98101-3076

Limited Partner
   Interest              354 Limited Partners                         11,394 Units           100%
                                                                                             ====

During the years ended December 31, 2006 and 2005, Equity Resources, Everest Properties, and SP Millenium, LLC have purchased interest of the partners of the Issuer. Equity Resources purchased 0 units during 2006 and 20 units at a cost of $510 in 2005. Everest Properties II, LLC purchased 0 units during 2006 and purchased 164 units at a cost of $675 per unit during 2005. Equity Resources and Everest Properties are not affiliated with the General Partner.

An affilitiate of the General Partner, SP Millennium, LLC, purchased 200 units at a cost of $675 to $700 per unit during the year ended December 31, 2006 and 294 units at a cost of $650 to $675 per unit during 2005.

Also during 2005, Everest Properties sold 159 units to Equity Resources and 975 units to SP Urban Fund, LLC, an affiliate of the General Partner for $638 per unit.

Interfinancial Real Estate Management Company, the General Partner, also owned 379 units of Limited Partnership interest at December 31, 2006.

At December 31, 2006, the general partner and affiliates owned 4027.5 units of limited partnership interest.

During the year ended December 31, 2006, three partners transferred 275 units to other individuals or entities. During the year ended December 31, 2005, two partners transferred 20 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

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

Distributions during 2006 and 2005 amounted to $0. Distributions can only be paid from available cash flow.

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

Five of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. Monatiquot Village Associates, Notre Dame Apartments and SPAC/Urban Fund `74 Holdings LLC have no restriction on distributions and their General Partner is an affiliate of the General Partner of the Issuer.

During the period 2006 to 2005, cash distributions from Local Limited Partnerships totaled $5,062,182 and $427,324, respectfully. In August 2006, Notre Dame sold Trailwalk Apartments resulting in a distribution of $5,062,182. Distributions in 2005 were due to surplus cash from operations. These funds were utilized to fund operations and held for future reinvestment. The General Partner anticipates it will continue to receive adequate distributions from the Local Limited Partnerships to maintain operations.

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

Results of Operations
---------------------

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments on cash held. Interest income was $36,769 in 2006 and $228,380 in 2005. During 2005, a deposit made on the purchase of investments was cancelled and the deposit was returned with interest. This one time event resulted in interest income of $228,380 in 2005. Interest income returned to pre 2005 levels in 2006 with interest income of $36,769. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years. The 2006 distributions are a result of the sale of the real estate in Notre Dame. The Partnership has advanced funds to selected Local Limited Partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

                                                                    2006            2005
                                                                    ----            ----
Urban's share of distributions                                  $5,062,182      $  427,324
                                                                ==========      ==========

Advances (made to) repaid by Local Limited Partnerships         $  412,427      $   43,838
                                                                ===========     ==========

Contributions made to Local Limited Partnerships                $  783,571      $2,422,150
                                                                ===========     ==========

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,090 for 2006 and 2005. The fee will not be more than 50 percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $194,289 for 2006 and $204,090 for 2005, respectively.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) 10 percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) 1 percent of the sales price plus 3 percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid during 2006 and 2005.

The Partnership has entered into an incentive management agreement with one of the General Partners of the local limited partnerships to pay a fee based on a percentage of surplus cash paid. These fees are paid from distributions received from the Local Limited Partnerships. Details of the agreement are as follows:

      Southern Boulevard II - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions. During 2006 and 2005, these Partnerships did not generate sufficient surplus cash to pay the incentive management fees.

                      Amount                        Percentage
                      ------                        ----------

                   Up to $52,667                       36.84%
                   Over  $52,667                       50%

Other expenses represent cost associated with investor communication and state income tax payments which can vary from year-to-year.

At December 31, 2006, the Partnership had investments in seven active real estate limited partnerships as a Limited Partner and one Limited Liability Company. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income in Local Limited Partnerships resulted from several Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and/or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 2006 and 2005 is summarized as follows:

                                                                2006            2005
                                                                ----            ----
Income (loss) from investments with non-zero
 investments:
  Capitol Hill                                             $    66,896      $   158,343
  Monatiquot Village                                        (1,346,153)        (852,347)
  Notre Dame (d/b/a Trail Walk Apartments)                   6,505,943         (309,984)
  Norway Housing                                               359,952          161,599
  SPAC/Urban Fund '74 Holdings LLC                             (17,687)               0
                                                            -----------      -----------

                                                           $ 5,568,951      $  (842,389)
                                                           ===========      ===========

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy payments. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. During 2005 the decrease in income is primarily the results of Monatiquot Village. In June 2005, Monatiquot purchased two additional properties. Southwicke and West Colonial incurred a combined loss for the year ended December 31, 2005 of approximately $32,000. This loss is primarily due to the transition of ownership and a temporary loss of rental income due to renovation activities. Management expects improved operations in 2007. In addition, Monatiquot Village increased the rents at the Village Green property to market rate and reduced the number of affordable, Section 8, units. As a result of this marketing change, the occupancy of the property decreased to an average of 83% for 2005 and 65% for 2006. Management has developed a marketing plan and expects to increase occupancy during 2007 and expects decreased losses. The overall loss for 2006 for Monatiquat Village was expected to be an increased loss over 2005. Management believes the fair market value of Village Green far surpasses the carrying value of the asset, therefore no impairment exists. Notre Dame's increase in income was from the sale of its real estate in 2006.

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

The Partnership has evaluated its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has determined that FIN 46 has no impact.

Item 7.  Financial Statements
         --------------------

Urban Improvement Fund Limited 1974, LP

List of Financial Statements

     Report of Carter & Company, Certified Public Accountants, LLC, Independent Auditors -- for the year ended December 31, 2006

     Balance Sheet - December 31, 2006

     Statements of Operations - Years ended December 31, 2006 and 2005

     Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2006 and 2005.

     Statements of Cash flows - Years ended December 31, 2006 and 2005

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

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Urban Improvement Fund Limited 1974, LP

We have audited the accompanying balance sheet of Urban Improvement Fund Limited 1974, LP (a Limited Partnership), as of December 31, 2006, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one of Urban Improvement Fund Limited 1974, LP's Local Limited Partnerships investments whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and in our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited 1974, LP's investment in these partnerships represents zero percent of total assets at December 31, 2006; and its equity in their operations represents zero of the net income for 2006 and 2005.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited 1974, LP, as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



                      /s/Carter & Company, Certified Public Accountants, LLC








Destin, Florida
June 21, 2007

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Community Apartments, Ltd.
Beachwood, Ohio


We have audited the accompanying balance sheets of Community Apartments, Ltd., FHA Project No. 042-35141, as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Apartments, Ltd. as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity, and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                               /s/Baumgarten & Company LLP



Baumgarten & Company LLP
Cleveland, Ohio
March 12, 2007

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

BALANCE SHEET

December 31, 2006




ASSETS                                                           2006
------                                                           ----

Cash and cash equivalents                                    $ 3,368,322

Investments in and advances to Local
     Limited Partnerships accounted for
     on the equity method -- Notes 4 to 9                     11,155,588

Deposit on Investment                                            620,500

Other Assets                                                      32,493
                                                             -----------

                                                             $15,176,903
                                                             ===========




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

   Accounts Payable                                          $    29,677

   Distributions payable                                           2,097

   Management fee payable                                         27,170
                                                             -----------
                                                                  58,944
   Partners' capital -- Note 2
     General Partners -- 115 partnership units
       Authorized, issued and outstanding                        151,180

     Limited Partners -- 11,394 partnership units
        Authorized, issued and outstanding                    14,966,779
                                                             -----------

                                                              15,117,959


                                                             $15,176,903
                                                             ===========



The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

STATEMENTS OF INCOME



                                                        Year Ended December 31,
                                                        -----------------------
                                                       2006                 2005
                                                       ----                 ----
Interest income                                     $    36,769         $   228,380

Expenses:
 Professional fees                                       23,000              18,000
 Management fees -- Note 3                              194,289             204,090
 Amortization of costs of acquisition                     7,109               4,517
 Other expenses                                          27,545              10,197
                                                    -----------         -----------

                                                        251,943             236,804
                                                    -----------         -----------

Loss before equity in
 income of Local Limited
 Partnerships                                          (215,174)             (8,424)

Equity in income (loss) of Local
 Limited Partnerships -- Note 4                       5,568,951            (842,389)
                                                    -----------         -----------

Net income (loss)                                   $ 5,353,777         $  (850,813)
                                                    ===========         ===========

Allocation of net income (loss):
 Net income (loss) allocated to
  General Partners                                       53,538         $    (8,508)
 Net income (loss) allocated to
  Limited Partners                                    5,300,239            (842,305)
                                                    -----------         -----------

                                                    $ 5,353,777         $  (850,813)
                                                    ===========         ===========
Net financial reporting income
 per unit:
  General partnership units (115
   units outstanding allocated
   to General Partner)                              $       465         $       (74)
                                                    ===========         ===========
  Limited partnership units (11,394
   units outstanding allocated
   to Limited Partners)                             $       465         $       (74)
                                                    ===========         ===========

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                       General            Limited
                                                       Partner            Partners            Total
                                                       -------            --------            -----

Partners' capital at January 1, 2005                $    106,150        $ 10,508,845      $ 10,614,995

Net income (loss) -- 2005                                 (8,508)           (842,305)         (850,813)
                                                    ------------        ------------      ------------

Partners' capital at December 31, 2005                    97,642           9,666,540         9,764,182

Net income (loss) -- 2006                                 53,538           5,300,239         5,353,777
                                                    ------------        ------------      ------------

Partners' capital at December 31, 2006              $    151,180        $ 14,966,779      $ 15,117,959
                                                    ============        ============      ============




The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

STATEMENTS OF CASH FLOWS



                                                                Year Ended December 31,
                                                                -----------------------
                                                                2006               2005
                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $ 5,353,777         $  (850,813)
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
    Amortization of initial and rent
     up fees                                                     7,109               4,517
    (Increase) decrease in other assets                        (30,842)             (1,650)
    Increase in Accounts Payable                                29,677                   0
    Increase (decrease) in management
     fee payable                                                18,250             (15,441)
    Equity in (income) loss of Local
     Limited Partnerships                                   (5,568,951)            842,389
                                                           -----------         -----------
      Total adjustments                                     (5,544,757)            829,815
                                                           -----------         -----------
       Net cash provided (used) by
        operating activities
                                                              (190,980)            (20,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposit on investment                                        (620,500)            928,147
 Distributions from Local Limited
  Partnerships                                               5,062,182             427,324
 Net repayments from (advances to)
   Local Limited Partnerships                                 (412,427)            (43,838)
 Contributions to Local Limited Partnerships                  (783,571)         (2,422,150)
                                                           -----------         -----------
       Net cash provided (used) by
        investing activities                                 3,245,684          (1,110,517)
                                                           -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 3,054,704          (1,131,515)

CASH BALANCE AT BEGINNING OF YEAR                              313,618           1,445,133
                                                           -----------         -----------

CASH BALANCE AT END OF YEAR                                $ 3,368,322         $   313,618
                                                           ===========         ===========



The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


Note 1 -- Organization and Accounting Policies
----------------------------------------------

     Organization
     ------------

Urban Improvement Fund Limited -1974 (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,394 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

On August 25, 2006, the Partnership redomiciled the entity to Delaware. The name was changed to Urban Improvement Fund Limited 1974, LP.

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

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

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

The Partnership has evaluated its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has determined that FIN 46 has no impact.

Investment in Local Limited Partnerships
----------------------------------------

As of December 31, 2006, the Partnership had investments in seven active real estate limited partnerships and one limited liability company (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (15 to 40 years) of the Local Limited Partnership properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $7,109 and $4,517 for the years ended December 31, 2006 and 2005.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 1 -- Organization and Accounting Policies -- continued
-----------------------------------------------------------

The Partnerships' equity in income (loss) of the Local Limited Partnerships is summarized as follows:

                                                                2006                 2005
                                                                ----                 ----
 Income (loss) from investments with non-
  zero investment:
    Capitol Hill                                            $    66,896          $   158,343
    Monatiquot Village                                       (1,346,153)            (852,347)
    Notre Dame                                                6,505,943             (309,984)
    Norway Housing                                              359,952              161,599
    SPAC/Urban Fund '74 Holdings LLC                            (17,687)                   0
                                                            -----------          -----------

                                                            $ 5,568,951          $  (842,389)
                                                            ===========          ===========

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

Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital
------------------------------------------------------------------------
(Deficit) of the Partnership For Financial Reporting Purposes and Income Tax
----------------------------------------------------------------------------
Reporting Purposes
------------------

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income (loss) for income tax reporting purposes follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                           2006                 2005
                                                                           ----                 ----

Net income (loss) for financial reporting purposes                     $ 5,353,777          $  (850,813)

Amortization of initial and rent-up fees and other
  costs of acquisition capitalized for financial
  reporting purposes and previously deducted for
  income tax purposes                                                        7,109                4,517

Accrual adjustments                                                         48,777              (16,291)

Equity in losses reported by Local Limited Partner-
  ships for income tax reporting purposes in excess
  of income (losses) for financial reporting purposes                   (2,498,178)           1,528,403
                                                                       -----------          -----------

Net income (loss) as reported on the federal income
  tax return                                                           $ 2,911,485          $   665,816
                                                                       ===========          ===========

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital
------------------------------------------------------------------------
(Deficit) of the Partnership For Financial Reporting Purposes and Income Tax
----------------------------------------------------------------------------
Reporting Purposes - continued
------------------------------

A reconciliation between partners' capital for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                           2006               2005
                                                                           ----               ----

Partners' capital for financial reporting purposes                     $ 15,117,959        $  9,764,182

Unamortized portion of initial and rent-up fees
  and other costs of acquisition capitalized for
  financial reporting purposes and previously
  deducted for income tax purposes                                     $   (353,457)           (360,566)
Commissions and offering expenses capitalized
  for income tax purposes and charged to capital
  for financial reporting purposes                                        1,315,039           1,315,039
Accrual adjustments                                                          56,847               8,070

Equity in cumulative losses of Local Limited
  Partnerships for income tax reporting
  purposes in excess of losses for financial
  reporting purposes`                                                   (22,913,493)        (20,415,315)
                                                                       ------------        ------------
Partners' capital (deficit) as reported on the
   federal income tax return                                           $ (6,777,105)       $ (9,688,590)
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

Note 3 -- Management of Urban Improvement Fund Limited
------------------------------------------------------

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,090 in 2006 and 2005. The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020. The Partnership recorded management fee expense of $194,289 for 2006 and $204,090 for 2005, respectively.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) 10 percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) 1 percent of the sales price plus 3 percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner in 2006 and 2005.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 3 -- Management of Urban Improvement Fund Limited - continued
------------------------------------------------------------------

The General Partner of the Partnership is a corporation in which SP Investments Inc. owns a 100 percent interest. Partnership Services Inc. (PSI), another corporation in which SP Investments Inc. is a 100 percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. During June 2004, Paul H. Pfleger contributed his stock in IREMCO and PSI to SP investments Inc., another corporation owned 100 percent by Paul H. Pfleger. No fees were paid to PSI during 2005 and 2004. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

                                                Date PSI Became
      Local Limited Partnership                 General Partner
      -------------------------                 ---------------

      Notre Dame Apartments                     March 1977 to December 2000
      Capitol Hill Associates                   December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

      Local Limited Partnership                     Date
      -------------------------                     ----

      Notre Dame Apartments                     December 2000
      Monatiquot Village                        February 2000
      SPAC/Urban 74 Holdings, LLC               September 2006

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

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                              Equity In                      Losses Not                    Costs of
                              Capital          Income                         Recorded                    Acquisition
                           Contributions      (Losses)        Subtotal        (Note 1)       Advances       (Note 1)        Total
                           -------------      --------        --------        --------       --------       --------        -----
December 31, 2006:

Capital Hill Associates    $    277,900    $     69,128    $    347,028    $          0   $    217,730   $     36,882   $    601,640
Community Apts Ltd.             287,244      (1,006,146)       (718,902)        663,976              0         54,926              0
Met-Paca II Associates        1,219,550      (2,494,643)     (1,275,093)      1,143,761              0        131,332              0
Monatiguot Village            3,099,546        (265,469)      2,834,077               0        403,140              0      3,237,217
Norway House Asso            (2,136,666)      2,629,702         493,036               0              0         25,923        518,959
Notre Dame Apts              (5,191,590)     11,223,478       6,031,888               0              0              0      6,031,888
Southern Boulevard  II          445,014      (2,128,849)     (1,683,835)      1,579,443              0        104,392              0
SPAC/Urban Fund '74
 Holdings LLC                   783,571         (17,687)        765,884               0              0              0        765,884
                           ------------    ------------    ------------    ------------   ------------   ------------   ------------

                           $ (1,215,431)   $  8,009,514    $  6,794,083    $  3,387,180   $    620,870   $    353,455   $ 11,155,588
                           ============    ============    ============    ============   ============   ============   ============

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

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
                           ===========     ===========     ===========       ===========  ===========    ===========    ===========


The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2006, and the related combined statements of income, changes in partners capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2006 and 2005, are summarized as follows:

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

              COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS


Assets                                                            2006
------                                                            ----

Cash                                                         $  7,978,028
Cash in escrow and other restricted funds                       4,667,246
Accounts receivable                                               413,290
Prepaid expenses                                                  616,241
Other assets (net of accumulated amortization)                  3,098,824
                                                             ------------
                                                               16,773,629

Property on the basis of cost:
 Land                                                          16,602,316
 Buildings and improvements                                    79,474,772
                                                             ------------
                                                               96,077,088
 Less accumulated depreciation                                (28,940,177)
                                                             ------------
                                                               67,136,911

                                                             $ 83,910,540
                                                             ============


Liabilities and Partners' Capital

Mortgage notes payable                                       $ 69,486,685
Accounts payable and accrued expenses                           1,493,829
Notes payable                                                     312,773
Advances
                                                                  919,560
Tenants' security and other deposits                              480,608
                                                             ------------
                                                               72,693,455

Partners' capital per accompanying
 statements                                                    11,217,085
                                                             ------------

                                                             $ 83,910,540
                                                             ============

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

                                                                                 December 31,
                                                                                 ------------
                                                                       2006                       2005
                                                                       ----                       ----
Revenue:
  Net rental income                                                $ 15,871,009               $ 15,627,107
  Financial income                                                      175,406                     95,784
  Other income                                                          827,579                    565,740
                                                                   ------------               ------------
                                                                     16,873,994                 16,288,631
Expenses:
  Administrative                                                      2,806,979                  2,242,808
  Utilities                                                           2,855,908                  2,624,392
  Operating                                                           3,595,611                  3,687,618
  Taxes and insurance                                                 2,298,137                  2,117,122
  Financial expenses                                                  3,371,015                  3,003,123
  Depreciation and amortization                                       2,703,762                  2,416,890
  Other                                                                  59,316                     12,801
                                                                   ------------               ------------
                                                                     17,690,728                 16,104,754
                                                                   ------------               ------------

Net Income (loss) before Gain on sale of property                      (816,734)                   183,877

Gain on sale of property                                              7,022,375                          0
                                                                   ------------               ------------

Net income                                                         $  6,205,641               $    183,877
                                                                   ============               ============

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                                             Urban
                                           Improvement               General
                                            Limited                  Partners                   Total
                                            -------                  --------                   -----

Partners capital (deficit)
 at January 1, 2005                       $  2,649,143                (3,439,936)                 (790,793)

Net income -- 2005                             165,195                    18,682                   183,877

Contributions -- 2005                        2,422,150                         0                 2,422,150

Distributions -- 2005                         (427,324)                  (13,016)                 (440,340)
                                          ------------              ------------              ------------

Partners capital (deficit)
 at December 31, 2005                     $  4,809,164              $ (3,434,270)             $  1,374,894
                                          ============              ============              ============

Net income -- 2006                        $  6,263,530                   (57,889)                6,205,641

Contributions -- 2006                          783,571                 7,922,768                 8,706,339

Distributions -- 2006                       (5,062,182)                   (7,607)               (5,069,789)
                                          ------------              ------------              ------------

Partners capital (deficit)
 at December 31, 2006                     $  6,794,083              $  4,423,002              $ 11,217,085
                                          ============              ============              ============

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                                                                 December 31,
                                                                                 ------------
                                                                      2006                     2005
                                                                      ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $  6,205,641             $    183,877
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Gain on sale of rental property                                 (7,072,375)                       0
   Depreciation and amortization                                    2,703,762                2,416,890
   Decrease (increase) in receivables,
    escrows, restricted deposits,
    prepaid expenses and other assets                              (1,068,397)                (570,723)
   Increase (decrease) in accounts
    payable, accrued expenses, notes
    payable and tenant security deposit
    liability                                                          82,201                  220,653
                                                                 ------------             ------------
      Total adjustments                                            (5,354,809)               2,066,820
                                                                 ------------             ------------
       Net cash provided by operating activities                      850,832                2,250,697

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of rental property                             23,827,661                        0
 Capital expenditures                                             (31,773,325)             (15,897,159)
 Other Assets                                                      (1,040,826)                (429,953)
                                                                 ------------             ------------

                    Net cash used by investing activities          (8,986,490)             (16,327,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Mortgage principal payments                                      (17,136,329)              (1,792,562)
 Proceeds from mortgage refinancing                                27,241,000               14,601,107
  Contributions received                                            8,706,339                2,422,150
  Advances                                                            707,091                   42,184
  Distributions paid                                               (5,069,789)                (440,340)
                                                                 ------------             ------------
       Net cash used by financing activities                       14,448,312               14,832,539
                                                                 ------------             ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  6,312,654                  756,124
CASH BALANCE AT BEGINNING OF YEAR                                   1,665,374                  909,250
                                                                 ------------             ------------

CASH BALANCE AT END OF YEAR                                      $  7,978,028             $  1,665,374
                                                                 ============             ============

SUPPLEMENTAL INFORMATION REGARDING
 INTEREST PAYMENTS IS AS FOLLOWS:
  Interest paid, net of subsidy                                  $  3,310,721             $  2,519,097
                                                                 ============             ============

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

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

     Mortgage Notes Payable
     ----------------------

Five of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA). The mortgage notes payable by Monatiquot Village Limited Partnership, Notre Dame, and SPAC/Urban 74 Holdings, LLC are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately four percent to
8.75 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $534,000 over periods of forty years. HUD will make monthly interest assistance payments of approximately $57,000 to three Local Limited Partnerships whose mortgages are insured under
Section 236 in amounts which will reduce the mortgage payments of those Local Limited Partners to those required for mortgages carrying a one percent interest rate.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

     Mortgage Notes Payable -- Continued
     -----------------------------------

Details of the loans are as follows:

                                                       Mortgage Balance
                                                       December 31, 2006
                                                       -----------------

           HUD insured                                   $ 9,961,518
           MFHA insured                                    4,950,326
           Conventional financing                         54,574,841
                                                         -----------

                                                         $69,486,685
                                                         ===========

The scheduled principal reductions for the next five years are as follows:

           Year Ended December 31,                          Amount
           -----------------------                          ------

                      2007                               $ 1,302,558
                      2008                                 3,594,291
                      2009                                 1,451,638
                      2010                                24,499,035
                      2011                                21,780,804
                      Beyond                              16,858,359
                                                         -----------

                                                         $69,486,685
                                                         ===========

     National Housing Act Subsidies and Restrictions
     -----------------------------------------------

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2006, approximately $3,980,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED


Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity
-------------------------------------------------------------------------------
Method -- continued
-------------------

     National Housing Act Subsidies and Restrictions - continued
     -----------------------------------------------------------

Five of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2006 and 2005, the Local Limited Partnerships received approximately $6,138,401 and $5,808,000, respectively, in rent supplement and Section 8 funds.

     Management
     ----------

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with the General Partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                                          Affiliate                            2006
                                         of General       Percent of        Management
        Partnership                       Partner          Revenues         Fee Expense
        -----------                       -------          --------         -----------
     Capitol Hill                           Yes          10.72 percent        $ 62,710
     Community Apartments                   Yes           7.50 percent        $ 70,472
     Met-Paca II                            Yes           5.75 percent        $167,343
     Monatiquot Village                     No            2.75 percent        $221,445
     Norway House                           Yes           4.00 percent        $ 90,402
     Notre Dame                             No            2.66 percent        $ 42,857
     Southern Boulevard II                  Yes           5.15 percent        $ 92,928
     SPAC/Urban Fund 74 Holdings LLC        No            3.00 percent        $ 13,248

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 5 - Real Estate and Accumulated Depreciation of Local Limited Partnerships
-------------------------------------------------------------------------------
in which Urban Improvement Fund Limited 1974 has an Investment
--------------------------------------------------------------




    Description                              Outstanding
    -----------                                Mortgage                  Buildings &                    Accumulated
Partnership/location          No of Units      Balance       Land       Improvements       Total        Depreciation
--------------------          -----------      -------       ----       ------------       -----        ------------
Capitol Hill Associates
 Denver, Colorado               121       $  1,255,342   $    381,521   $  3,676,831    $  4,058,352    $ (2,752,496)
Community Apartments, Ltd.
 Cleveland, OH                  147            861,135        182,031      2,075,954       2,257,985      (2,075,954)
Met-Paca II Associates
 New York, New York             192          3,549,041        205,597      8,025,825       8,231,422      (7,570,754)
Monatiquot Village Associates
 Village Green Apartments
 Santa Maria, California        460         23,685,962      4,500,000     20,777,108      25,277,108      (6,293,695)
Southwicke Apartments
 Tukwila, Washington             72          2,286,065        726,100      5,009,051       5,735,151        (193,792)
West Colonial Apartments
 Tukwila, Washington            120          5,657,814      1,088,600      8,368,011       9,456,611        (357,808)
Norway Housing Associates
 Boston, MA                     136          4,950,326        150,026      3,331,715       3,481,741      (3,331,715)
Trailwalk Apartments
 Kenmore, Washington            180                  0              0              0               0               0
Southern Boulevard II
 New York, New York             175          4,296,000         37,441      6,909,924       6,947,365      (6,266,368)
SPAC/Urban Fund Holdings LLC    188
 La Serena Apartments
  Santa Ana, California                     22,945,000      9,331,000     21,300,353     30,631,353         (97,595)
                                          ------------    -----------    -----------    ------------    ------------

                                          $ 69,486,685   $ 16,602,316   $ 79,474,772    $ 96,077,088    $(28,940,177)
                                          ============    ===========   ============    ============    ============
                                                                        Building &                      Accumulated
                                                             Land       Improvements       Total        Depreciation
                                                             ----       ------------       -----        ------------
Balance at December 31, 2005                             $ 9,207,702    $ 75,310,779    $ 84,518,481    $(30,395,770)
  Additions                                                9,333,180      22,440,145      31,773,325
  Deletions                                               (1,938,566)    (18,276,152)    (20,214,718)      3,459,432
  Depreciation expense                                             0               0               0       2,003,839
                                                         -----------    ------------    ------------    ------------

Balance at December 31, 2006                             $16,602,316    $ 79,474,772    $ 96,077,088    $(28,940,177)
                                                         ===========    ============    ============    ============
                                                            Depreciation
                                                             in latest
    Description                  Date of                      income
    -----------                completion of    Date         statement
Partnership/location           construction   acquired       computed
--------------------           ------------   --------       --------
Capitol Hill Associates
 Denver, Colorado                 1975          1974        5-25 years
Community Apartments, Ltd.
 Cleveland, OH                    1975          1974       15-25 years
Met-Paca II Associates
 New York, New York               1976          1974        7-27.5 years
Monatiquot Village Associates
 Village Green Apartments
 Santa Maria, California          1975          2000        4-40 years
Southwicke Apartments
 Tukwila, Washington              1984          2005        7-27.5 years
West Colonial Apartments
 Tukwila, Washington              1984          2005        7-27.5 years
Norway Housing Associates
 Boston, MA                       1975          1974        3-25 years
Trailwalk Apartments
 Kenmore, Washington             Unknown        2001        5-25 years
Southern Boulevard II
 New York, New York               1975          1974        7-27.5 years
SPAC/Urban Fund Holdings LLC
 La Serena Apartments
  Santa Ana, California           1971          2006        5-27.5 years

URBAN IMPROVEMENT FUND LIMITED 1974, LP
(A Limited Partnership)

Notes to Financial Statements -- Continued


Note 6 - Encumbrances of Local Limited Partnerships in which Urban Improvement
------------------------------------------------------------------------------
Fund Limited 1974, has an Investment
------------------------------------

                                                   Outstanding    Gross      Net
     Description                                    Mortgage     Interest  Interest    Gross      Interest      Net
   Partnership/Location          No. of Units        Balance       Rate      Rate     Payment     Subsidy     Payment
   --------------------          ------------        -------       ----      ----     -------     -------     -------
Capitol Hill Associates
 Denver, Colorado               121 apartments   $  1,255,342     8.75%     1.00%    $ 16,536   $ (11,470)   $   5,066
Community Apartments, Ltd.
 Cleveland, Ohio                147 apartments        861,135     7.00%     7.00%      10,649           0       10,649
Met-Paca II Associates
 New York, New York             192 apartments      3,549,041     7.00%     7.00%      40,513     (25,105)      15,408
Monatiquot Village Associates
Village Green Apartments                            6,319,199     5.55%     5.55%      36,899                   36,899
 Santa Maria, California        460 apartments     17,366,763     6.99%     6.99%     134,167           0      134,167
Southwicke Apartments
  Tukwila, Washington            72 apartments      2,286,065     7.13%     7.13%      17,428           0       17,428
West Colonial Apartments
 Tukwila, Washington            120 apartments      5,657,814     5.24%     5.24%      32,543           0       32,543
Norway Housing Apartments
 Boston, Massachusetts          136 apartments      4,950,326     7.90%     7.90%      21,069           0       21,069
                                                                  5.50%     5.50%      31,872           0       31,872
Notre Dame Apartments
 Kenmore, Washington            180 apartments              0     4.64%     4.64%      68,501           0       68,501
Southern Boulevard II
 New York, New York             175 apartments      4,296,000     7.75%     1.00%      27,827     (20,303)       7,524
SPAC/Urban Fund  Holdings LLC
 La Serena Apartments
  Santa Ana, California                            22,945,000     7.00%     7.00%     135,184           0      135,184
                                                 ------------                       ---------   ---------    ---------

                                                 $ 69,486,685                       $ 573,188   $ (56,878)   $ 516,310
                                                 ============                       =========   =========    =========

     Description                  Maturity    Balloon at       Insured
   Partnership/Location             Date       Maturity          By
   --------------------             ----       --------          --
Capitol Hill Associates
 Denver, Colorado                 Mar 1, 2016           0     HUD
Community Apartments, Ltd.
 Cleveland, Ohio                  Jan 1, 2016           0     FHA
Met-Paca II Associates
 New York, New York               Mar 1, 2017           0     HUD
Monatiquot Village Associates
Village Green Apartments          Mar 1, 2014           0     Conventional
 Santa Maria, California          Dec 1, 2011           0     Conventional
Southwicke Apartments
  Tukwila, Washington             Aug 1, 2008           0     Conventional
West Colonial Apartments
 Tukwila, Washington              Jan 1, 2011           0     Conventional
Norway Housing Apartments
 Boston, Massachusetts            Mar 1, 2017           0     MHFA
                                 July 1, 2012           0     MHFA
Notre Dame Apartments
 Kenmore, Washington              Jun 1, 2009           0     Conventional
Southern Boulevard II
 New York, New York               Jul 1, 2017           0     HUD
SPAC/Urban Fund  Holdings LLC
 La Serena Apartments
  Santa Ana, California           Nov. 9 2009  22,945,000     Conventional

                                    PART III

Item 8.  Change In and Disagreements with Accountants on Accounting and
         --------------------------------------------------------------
         Financial Disclosure
         --------------------

               None

Item 8A. Controls and Procedures
         ------------------------

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

              Name                    Age                 Office
              ----                    ---                 ------

         Paul H. Pfleger              70        Director/President
         John M. Orehek               52        Director/Senior Vice President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

              Name                    Age                 Office
              ----                    ---                 ------

         Paul H. Pfleger               70          Chairman of the Board
         John M. Orehek                52          Senior Vice President
         Robert M. Krokower            62          Secretary/Treasurer

     (b)  The Issuer has no employees.

     (c) There are no family relationships between any directors or executive officers.

         ----------------------------------------------------------

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

         ----------------------------------------------------------

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

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

The General Partner owns 379 units of Limited Partner interest and affiliates of the General Partner own 3648.5 units of limited partnership interest.

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

There is no indebtedness of the management of the General Partner of the Issuer to the Issuer, except as follows:

The Partnership earned management fees of $194,289 in 2006 and $204,070 in 2005 to the General Partner. Outstanding fees at December 31, 2006 and 2005 amounted to $27,170 and $8,920.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance at December 31, 2006 and 2005 was $620,870 and $208,443.

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

          Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K filed during the fourth quarter of 2006:

          None

     (c)  Reports on Form 8-K filed during the first quarter of 2007.

          None

Item 14.  Principal Accounting Fees and Services
          --------------------------------------

The General Partner has appointed Carter & Company, Certified Public Accountants, LLC as independent auditors to audit the financial statements of the Partnership for 2006 and 2005.

Audit Fees. The Partnership paid audit fees of approximately $12,000 and $12,000 during 2006 and 2005.


Tax Fees. The Partnership paid for tax services of approximately $6,000 and $6,000 during 2006 and 2005, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


                    (ISSUER) URBAN IMPROVEMENT FUND LIMITED 1974, LP
                         BY: INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY



By:  /s/Paul H. Pfleger                                  Date:  July 18, 2007
     ----------------------------------------------             -------------
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek                                   Date:  July 18, 2007
     ----------------------------------------------             -------------
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/Paul H. Pfleger                                  Date:  July 18, 2007
     ----------------------------------------------             -------------
     Paul H. Pfleger, Director/President
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek                                   Date:  July 18, 2007
     ----------------------------------------------             -------------
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company.