Form 10QSB
period 2007-03-31
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-08-02
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

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
                                                             -------------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_] .

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          Item 1 - Financial Statements
                          -----------------------------

                                 BALANCE SHEETS

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)

                                     ASSETS
                                     ------

                                                               March 31,         December 31,
                                                                 2007               2006
                                                                 ----               ----

Cash and cash equivalents                                   $ 3,892,488         $ 3,368,322
Prepaid expenses
Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity method                          11,043,994          11,155,588
Deposit on Investments                                                0             620,500
Other Assets                                                     32,493              32,493
                                                            -----------         -----------

      Total Assets                                          $14,968,975         $15,176,903
                                                            ===========         ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts Payable                                            $     5,000         $    29,677
Distribution payable                                              2,097               2,097
Management fee payable                                           41,425              27,170
                                                            -----------         -----------
                                                                 48,522              58,944

Partners' Capital:
 General Partner - 115 Partnership units
  authorized, issued and outstanding                            149,205             151,180

 Limited Partners - 11,394 Partnership units
  authorized, issued and outstanding                         14,771,248          14,966,779
                                                            -----------         -----------
                                                             14,920,453          15,117,959
                                                            -----------         -----------

Total Liabilities and Partners' Capital                     $14,968,975         $15,176,903
                                                            ===========         ===========



Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)

                                                               March 31,         December 31,
                                                                 2007                2006
                                                                 ----                ----
General Partner Interest - 115 Partner-
  ship units issued and outstanding                         $    115,192        $    115,192

Limited Partners' Interest - 11,394
  Partnership units issued and
  outstanding                                                 11,404,000          11,404,000
                                                            ------------        ------------
                                                              11,519,192          11,519,192

Offering Expenses                                             (1,315,039)         (1,315,039)

Distributions to Partners                                     (4,163,075)         (4,163,075)

Accumulated earnings through
  December 31, 2006                                            9,076,881           9,076,881

Loss for three-month period ended
  March 31, 2007                                                (197,506)                   0
                                                            ------------        ------------

Partners' Capital at End of Period                          $ 14,920,453        $ 15,117,959
                                                            ============        ============



Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)

                                                                           For the Three-Month
                                                                               Period Ended
                                                                               ------------
                                                                                 March 31,
                                                                                 ---------
                                                                         2007               2006
                                                                         ----               ----
Revenues                                                              $  45,196          $   1,976

Cost and expenses:

  Professional fees                                                       5,000              5,000
  Management fee                                                         14,255             51,023

  Other expenses                                                          2,413              1,283

  Amortization                                                            1,777              1,777
                                                                      ---------          ---------
                                                                         23,445             59,083
                                                                      ---------          ---------

Income (loss) before equity of Local Limited Partnerships                21,751            (57,107)
Equity in net loss of Local Limited Partnerships                       (219,257)          (377,266)
                                                                      ---------          ---------

Net income (loss)                                                     $(197,506)          $(434,373)
                                                                      =========          =========

Allocation of Net income (loss):

  Net income (loss) allocated to General Partner                      $  (1,975)          $  (4,344)

  Net income (loss) allocated to Limited Partners                      (195,531)           (430,029)
                                                                      ---------          ---------

                                                                      $(197,506)          $(434,373)
                                                                      =========          =========

Net income (loss) allocated to Limited Partners per Limited
  Partnerships Unit(11,394 units outstanding at
  March 31, 2007 and 2006)                                            $     (17)          $     (37)
                                                                      =========          =========



Unaudited.  See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)

                                                                             For the Three-Month
                                                                                 Period Ended
                                                                                 ------------
                                                                                   March 31,
                                                                                   ---------
                                                                             2007            2006
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                   $  (197,506)        $  (434,373)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
      Amortization of initial and rent-up fees                              1,777              1,777
  Equity in net loss of local limited
      Partnerships                                                        219,257            377,266
    Increase (decrease) in trade accounts payable,
     accrued management fees and prepaid expenses                         (10,422)            56,024
                                                                      -----------        -----------
      Total adjustments                                                   210,612            435,067
                                                                      -----------        -----------
 Net cash used by operating activities                                     13,106                694

CASH FLOWS FROM INVESTING
 ACTIVITIES:
      (Increase) decrease in deposits                                     620,500                  0
      Increase in advances to Local Limited Partnerships                 (109,440)                 0
                                                                      -----------        -----------
        Net cash provided by investing activities                         511,060                  0
                                                                      -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      524,166                694

CASH BALANCE AT BEGINNING OF PERIOD                                     3,368,322            313,618
                                                                      -----------        -----------

CASH BALANCE AT END OF PERIOD                                         $ 3,892,488        $   314,312
                                                                      ===========        ===========



Unaudited.  See accompanying notes to financial statements.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                 March 31, 2007
                                 --------------

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)


Note 1 - Organization

Urban Improvement Fund Limited 1974 (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,394 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

     Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

     Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003. The management of the Partnership has determined that there would be no impact of adopting FIN 46.

                                 March 31, 2007
                                 --------------

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)


Note 2 -Method of accounting

As of March 31, 2007, the Partnership has investments in eight active real estate limited partnerships or Limited Liability Companies (Local Limited Partnerships). Since the Partnership, as a limited partner or minority member, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership and or Limited Liability agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

     Taxes on Income

No provision for taxes on income is required since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

     Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2007 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

     Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

     Management of Urban Improvement Fund Limited 1974, LP

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,090. (The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) The management fee earned for the three months ended March 31, 2007 and 2006 was $14,255 and $51,023 respectively. The fee for 2007 is expected to be the minimum fee.

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) 10 percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus 3 percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2007 and 2006.

                                 March 31, 2007
                                 --------------

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)

Note 2 -Method of accounting - continued

     Management of Urban Improvement Fund Limited 1974 - continued

The General Partner of the Partnership is a corporation in which SP Investments Inc. owns a 100 percent interest. Partnership Services Inc. (PSI), another corporation owned 100 percent by SP Investments Inc., has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2007 or 2006. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments:

                                                      Date PSI Became
         Local Limited Partnership                    General Partner
         -------------------------                    ---------------

         Notre Dame Apartments                        March 1977 to
                                                        December 2002
         Capitol Hill Associates                      December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

         Local Limited Partnership                         Date
         -------------------------                         ----

         Notre Dame Apartments                        December 2000
         Monatiquot Village                           February 2000
         SPAC/Urban 74 Holdings, LLC                  September 2006

Note 3 - Investments in Local Limited Partnerships

As of March 31, 2007, the Partnership has investments in eight active Local Limited Partnerships, which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                                 March 31, 2007        December 31, 2006
                                                 --------------        -----------------
Capital contributions less distribution          $ (1,215,431)         $ (1,215,431)
Equity in losses                                   11,177,437            11,396,694
Advances                                              730,310               620,870
Unamortized costs of acquisitions                     351,678               353,455
                                                 ------------          ------------

                                                 $ 11,043,994          $ 11,155,588
                                                 ============          ============

                                 March 31, 2007
                                 --------------

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)

Note 3 - Investments in Local Limited Partnerships - continued

In August 2006, Notre Dame Apartments sold in a tax-free exchange their real estate investment in Trail Walk Apartments. The proceeds were reinvested in January 2007 with the purchase of Lake Villa Club Apartments, a 189-unit conventional property in Kent, Washington.

In October 2006, the partnership invested in SPAC/Urban Fund '74 Holdings LLC, a joint venture which purchased a 10 percent interest in La Serena Apartments, a 188-unit conventional property in Santa Ana, California.

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

The components of the Partnership's equity in income of the Local Limited Partnerships for the three months ended March 31, 2007 and 2006, is summarized as follows:

                                                         For the Three-Month
                                                             Period Ended
                                                             ------------
                                                              March 31,
                                                              ---------
                                                       2007               2006
                                                       ----               ----

Income (loss from investments
       with non-zero investment:
    Notre Dame                                      $ (81,497)        $ (53,954)
    Capitol Hill                                       27,454            10,224
    Monatiquot Village Associates                    (217,939)         (426,824)
    Norway House                                       89,988            93,288
    SPAC/Urban 74 Holdings LLC                        (37,263)                0
                                                    ---------         ---------

                                                    $(219,257)        $(377,266)
                                                    =========         =========

                                 March 31, 2007
                                 --------------

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                             (A Limited Partnership)


Note 4 - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships.

Five of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. Monatiquot Village Associates, Notre Dame Apartments and SPAC/Urban 74 Holdings, LLC have no restriction on distributions and their General Partner is an affiliate of the General Partner of the Issuer.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2007.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                    -----------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner



Date:  August 2, 2007             /s/Paul H. Pfleger
       --------------             ----------------------------------------------
                                  Paul H. Pfleger
                                  Chairman of the Board
                                  Interfinancial Real Estate Company,
                                  equivalent of the
                                  Chief Executive Officer of the Partnership




Date:  August 2, 2007             /s/John M. Orehek
       --------------             ----------------------------------------------
                                  John M. Orehek
                                  Senior Vice President
                                  Interfinancial Real Estate Company,
                                  equivalent of the
                                  Chief Financial Officer of the Partnership