Form 10QSB
period 2007-06-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-08-22
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
--------------------------------------------------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

          Delaware                                            95-6504946
----------------------------                              ----------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington            98101-3076
--------------------------------------------------        ----------------------
     (Address of principal executive offices)                   (ZIP code)

Issuer's telephone number, including area code:               (206) 622-9900
                                                          ----------------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ] .

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          Item 1 - Financial Statements
                          -----------------------------

                                 BALANCE SHEETS

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)


                                     ASSETS
                                     ------

                                                      June 30,     December 31,
                                                        2007           2006
                                                        ----           ----

Cash and cash equivalents                           $ 3,417,507     $ 3,368,322
Investments in and advances to
 Local Limited Partnerships
 accounted for on the equity method                  10,672,142      11,155,588
Deposit on Investments                                        0         620,500
Other Assets                                             55,298          32,493
                                                    -----------     -----------

     Total Assets                                   $14,144,947     $15,176,903
                                                    ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts Payable                                    $    10,000     $    29,677
Distribution payable                                    383,842           2,097
Management fee payable                                   41,425          27,170
                                                    -----------     -----------
                                                        435,267          58,944
Partners' Capital:
 General Partner - 115 Partnership units
  authorized, issued and outstanding                    137,105         151,180

 Limited Partners - 11,394 Partnership units
  authorized, issued and outstanding                 13,572,575      14,966,779
                                                    -----------     -----------
                                                     13,709,680      15,117,959
                                                    -----------     -----------

Total Liabilities and Partners' Capital             $14,144,947     $15,176,903
                                                    ===========     ===========


Unaudited. See accompanying notes to financial statements.

                          CAPITALIZATION AND PARTNERS' CAPITAL

                         URBAN IMPROVEMENT FUND LIMITED 1974, LP
                         ---------------------------------------
                                 (A Limited Partnership)


                                                        June 30,            December 31,
                                                          2007                  2006
                                                          ----                  ----
General Partner Interest - 115 Partner-
  ship units issued and outstanding                 $    115,192           $    115,192

Limited Partners' Interest - 11,394
  Partnership units issued and
  outstanding                                         11,404,000             11,404,000
                                                    ------------           ------------
                                                      11,519,192             11,519,192

Offering Expenses                                     (1,315,039)            (1,315,039)

Distributions to Partners                             (5,223,673)            (4,163,075)

Accumulated earnings through
  December 31, 2006                                    9,076,881              9,076,881

Loss for six-month period ended
  June 30, 2007                                         (347,681)                     0
                                                    ------------           ------------

Partners' Capital at End of Period                  $ 13,709,680           $ 15,117,959
                                                    ============           ============



Unaudited. See accompanying notes to financial statements.

                                             STATEMENTS OF INCOME
                                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
                                    ---------------------------------------
                                            (A Limited Partnership)

                                                   For the Three-Month                    For the Six-Month
                                                      Period Ended                           Period Ended
                                                      ------------                           ------------
                                                        June 30,                               June 30,
                                                        --------                               --------
                                                   2007              2006               2007             2006
                                                   ----              ----               ----             ----
Revenues                                        $  48,805         $   2,041         $  94,001         $   4,017

Cost and expenses:

  Professional fees                                 5,000             5,000            10,000            10,000

  Management fee                                   14,255            51,023            28,510           102,046

  Other expenses                                    1,922               211             4,335             1,494

  Amortization                                      1,777             1,777             3,554             3,554
                                                ---------         ---------         ---------         ---------
                                                   22,954            58,011            46,399           117,094
                                                ---------         ---------         ---------         ---------

Income (loss) before equity of
  Local Limited Partnerships                       25,851           (55,970)           47,602          (113,077)
Equity in net income (loss) of Local
  Limited Partnerships                           (176,026)          (86,096)         (395,283)         (463,362)
                                                ---------         ---------         ---------         ---------

Net Income (loss)                               $(150,175)        $(142,066)        $(347,681)        $(576,439)
                                                =========         =========         =========         =========

Allocation of net income:

  Net income (loss) allocated
    to General Partner                          $  (1,502)        $  (1,421)        $  (3,477)        $  (5,764)

  Net income (loss) allocated
    to Limited Partners                          (148,673)         (140,645)         (344,204)         (570,675)
                                                ---------         ---------         ---------         ---------

                                                $(150,175)        $(142,066)        $(347,681)        $(576,439)
                                                =========         =========         =========         =========

Net income (loss) allocated
  to Limited Partners per
  Limited Partnerships
  Unit (11,394 units out-
  standing at June 30,
  2007 and 2006)                                $     (13)        $     (12)        $     (30)        $     (50)
                                                =========         =========         =========         =========



Unaudited. See accompanying notes to financial statements.

                                            STATEMENTS OF CASH FLOWS

                                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                                     ---------------------------------------
                                             (A Limited Partnership)



                                                      For the Three-Month                For the Six-Month
                                                         Period Ended                       Period Ended
                                                         ------------                       ------------
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                     2007              2006              2007             2006
                                                     ----              ----              ----             ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                           $  (150,175)      $  (142,066)      $  (347,681)      $  (576,439)
    Adjustments to reconcile
      net income to net cash
      used by operating
      activities:
         Amortization of initial
           and rent-up fees                           1,777             1,777             3,554             3,554
         Equity in net (income)loss of
           local limited partner-
           ships                                    176,026            86,096           395,283           463,362
         Increase (decrease) in
           trade accounts payable,
           accrued management fees
           and prepaid expenses                       5,000            41,767            (5,422)           97,791
                                                -----------       -----------       -----------       -----------
             Total adjustments                      182,803           129,640           393,415           564,707
                                                -----------       -----------       -----------       -----------
               Net cash provided (used) by
                operating activities                 32,628           (12,426)           45,734           (11,732)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Increase in other assets                        (22,805)          (31,693)          (22,805)          (31,693)
    Decrease (Increase) in advances to
         Local limited partnerships                 194,049           (50,000)           84,609           (50,000)
    Decrease in deposits                                  0                 0           620,500                 0
                                                -----------       -----------       -----------       -----------
         Net cash provided (used) by
           investing activities                     171,244           (81,693)          682,304           (81,693)
                                                -----------       -----------       -----------       -----------

CASH FLOW FROM FINANCING
  ACTIVITIES:
    Distributions                                  (678,853)                0          (678,853)                0
                                                -----------       -----------       -----------       -----------
    Net cash used by financing
      activities                                   (678,853)                0          (678,853)                0
                                                -----------       -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             (474,981)          (94,119)           49,185           (93,425)

CASH BALANCE AT BEGINNING OF
  PERIOD                                          3,892,488           314,312         3,368,322           313,618
                                                -----------       -----------       -----------       -----------

CASH BALANCE AT END OF PERIOD                   $ 3,417,507       $   220,193       $ 3,417,507       $   220,193
                                                ===========       ===========       ===========       ===========


Unaudited. See accompanying notes to financial statements.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                  June 30, 2007

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)


Note 1 - Organization

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

     Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

                                  June 30, 2007

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)


Note 2 -Method of accounting

As of June 30, 2007, the Partnership has investments in eight active real estate limited partnerships or Limited Liability Companies (Local Limited Partnerships). Since the Partnership, as a limited partner or minority member, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership and or Limited Liability agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

     Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2007 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

     Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

     Management of Urban Improvement Fund Limited 1974, LP

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,090. (The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) The management fee earned for the six months ended June 30, 2007 and 2006 was $28,510 and $102,046 respectively. The fee for 2007 is expected to be the minimum fee.

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

                                  June 30, 2007

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)


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

     Notre Dame Apartments                         March 1977 to
                                                   December 2002
     Capitol Hill Associates                       December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

     Local Limited Partnership                          Date
     -------------------------                          ----

     Notre Dame Apartments                         December 2000
     Monatiquot Village                            February 2000
     SPAC/Urban 74 Holdings, LLC                   September 2006

Note 3 - Investments in Local Limited Partnerships

As of June 30, 2007, the Partnership has investments in eight active Local Limited Partnerships, which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                                   June 30, 2007        December 31, 2006
                                                   -------------        -----------------

Capital contributions less distribution            $ (1,215,431)        $ (1,215,431)
Equity in losses                                     11,001,411           11,396,694
Advances                                                536,261              620,870
Unamortized costs of acquisitions                       349,901              353,455
                                                   ------------         ------------

                                                   $ 10,672,142         $ 11,155,588
                                                   ============         ============

                                  June 30, 2007

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)


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

The components of the Partnership's equity in income of the Local Limited Partnerships for the three and six months ended June 30, 2007 and 2006, is summarized as follows:

                                                  For the Three-Month               For the Six-Month
                                                      Period Ended                    Period Ended
                                                      ------------                    ------------
                                                        June 30,                        June 30,
                                                        --------                        --------
                                                 2007              2006            2007             2006
                                                 ----              ----            ----             ----
Income (loss from investments
  with non-zero investment:
     Notre Dame                               $(134,968)       $ (24,134)       $(216,465)       $ (78,088)
     Capitol Hill                                24,363           11,687           51,817           21,910
     Monatiquot Village Associates             (110,723)        (166,937)        (328,662)        (593,760)
     Norway House                                89,988           93,288          179,976          186,576
     SPAC/Urban 74 Holdings, LLC                (44,686)               0          (81,949)               0
                                              ---------        ---------        ---------        ---------
                                              $(176,026)       $ (86,096)       $(395,283)       $(463,362)
                                              =========        =========        =========        =========

                                  June 30, 2007

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)


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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2007.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner



Date:                                /s/Paul H. Pfleger
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