Form 10QSB
period 2007-09-30
URBAN IMPROVEMENT FUND LTD 1974
filed 2007-11-14
CIK 102343

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.

                          Commission File Number 0-8071

                    URBAN IMPROVEMENT FUND LIMITED 1974, LP
  ----------------------------------------------------------------------------
   (Exact name of small business issuer (Issuer) as specified in its charter)

          Delaware                                      95-6504946
------------------------------------                  --------------------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington       98101-3076
--------------------------------------------------    --------------------------
     (Address of principal executive offices)               (ZIP code)

Issuer's telephone number, including area code:       (206) 622-9900
                                                      --------------------------


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

                                     ASSETS
                                     ------

                                                           September 30,      December 31,
                                                               2007               2006
                                                               ----               ----
Cash and cash equivalents                                  $ 3,407,624        $ 3,368,322
Other Assets                                                    55,298             32,493
Investments in and advances to
 Local Limited Partnerships                                 10,346,610         11,155,588
 accounted for on the equity method
Deposits                                                             0            620,500
                                                           -----------        -----------

    Total Assets                                           $13,809,532        $15,176,903
                                                           ===========        ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts Payable                                           $    15,000        $    29,677
Distribution payable                                           383,842              2,097
Management fee payable                                          41,425             27,170
                                                           -----------        -----------
                                                               440,267             58,944
Partners' Capital:
 General Partner - 115 Partnership units
   authorized, issued and outstanding                          133,508            151,180

 Limited Partners - 11,394 Partnership units
   authorized, issued and outstanding                       13,235,757         14,966,779
                                                           -----------        -----------
                                                            13,369,265         15,117,959
                                                           -----------        -----------

Total Liabilities and Partners' Capital                    $13,809,532        $15,176,903
                                                           ===========        ===========



Unaudited.  See accompanying notes to financial statements.

                      CAPITALIZATION AND PARTNERS' CAPITAL

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)

                                                           September 30,      December 31,
                                                               2007               2006
                                                               ----               ----
General Partner Interest - 115 Partner-
  ship units issued and outstanding                        $    115,192       $    115,192

Limited Partners' Interest - 11,394
  Partnership units issued and
  outstanding                                                11,404,000         11,404,000
                                                           ------------       ------------
                                                             11,519,192         11,519,192

Offering Expenses                                            (1,315,039)        (1,315,039)

Distributions to Partners                                    (5,223,673)        (4,163,075)

Accumulated earnings through
  December 31, 2006                                           9,076,881          9,076,881

Income (loss) for nine-month period ended
  September 30, 2007                                           (688,096)                 0
                                                           ------------       ------------

Partners' Capital at End of Period                         $ 13,369,265       $ 15,117,959
                                                           ============       ============




Unaudited.  See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)

                                               For the Three-Month                   For the Nine-Month
                                                  Period Ended                          Period Ended
                                                  ------------                           -----------
                                                  September 30,                         September 30,
                                                  -------------                         -------------
                                             2007               2006               2007              2006
                                             ----               ----               ----              ----
Revenues                                 $    43,694        $       462        $   137,695        $     4,479

Cost and expenses:

  Professional fees                            5,000              5,000             15,000             15,000

  Management fee                              14,255             51,023             42,765            153,069

  Other expenses                               3,392                539              7,727              2,033

  Amortization                                 1,777              1,777              5,331              5,331
                                         -----------        -----------        -----------        -----------
                                              24,424             58,339             70,823            175,433
                                         -----------        -----------        -----------        -----------

Loss before equity of
  Local Limited Partnerships                  19,270            (57,877)            66,872           (170,954)
Equity in net income (loss) of Local
  Limited Partnerships                      (359,685)         6,312,292           (754,968)         5,848,930
                                         -----------        -----------        -----------        -----------

Net Income (loss)                        $  (340,415)       $ 6,254,415        $  (688,096)       $ 5,677,976
                                         ===========        ===========        ===========        ===========
Allocation of net income:

  Net income (loss) allocated
    to General Partner                   $    (3,597)       $    62,544        $    (6,881)       $    56,780

  Net income (loss) allocated
    to Limited Partners                     (336,818)         6,191,871           (681,215)         5,621,196
                                         -----------        -----------        -----------        -----------

                                         $  (340,415)       $ 6,254,415        $  (688,096)       $ 5,677,976
                                         ===========        ===========        ===========        ===========

Net income (loss) allocated
  to Limited Partners per Limited
  Partnerships Unit (11,394 units out-
  standing at September 30,
  2007 and 2006)                        $       (30)       $       543        $       (60)       $       493
                                        ===========        ===========        ===========        ===========



Unaudited.  See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)

                                                    For the Three-Month                   For the Nine-Month
                                                       Period Ended                          Period Ended
                                                       ------------                          ------------
                                                       September 30,                         September 30,
                                                       -------------                         -------------
                                                  2007              2006                2007               2006
                                                  ----              ----                ----               ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                       $  (340,415)        $ 6,254,415         $  (688,096)        $ 5,677,976
    Adjustments to reconcile
      net income to net cash
      used by operating
      activities:
        Amortization of initial
          and rent-up fees                        1,777               1,777               5,331               5,331
        Equity in net income of
           local limited partner-
           ships                                359,685          (6,312,292)            754,968          (5,848,930)
        Increase (decrease) in
          trade accounts payable,
          accrued management fees
          and prepaid expenses                    5,000              41,768                (422)            139,559
                                            -----------         -----------         -----------         -----------
           Total adjustments                    366,462          (6,268,747)            759,877          (5,704,040)
                                            -----------         -----------         -----------         -----------
             Net cash used by
               operating activities              26,047             (14,332)             71,781             (26,064)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Increase in other assets                          0                   0             (22,805)            (31,693)
    Increase in advances to
        Local Limited Partnership               (35,930)           (140,602)             48,679            (190,602)
    Decrease in deposits                              0                   0             620,500                   0
                                            -----------         -----------         -----------         -----------
        Net cash provided by
          investing activities                  (35,930)           (140,602)            646,374            (222,295)
                                            -----------         -----------         -----------         -----------

CASH FLOW FROM FINANCING
   ACTIVITIES:
      Distributions                                   0                   0            (678,853)                  0
                                            -----------         -----------         -----------         -----------
      Net cash used by financing
        Activities                                    0                   0            (678,853)                  0
                                            -----------         -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (9,883)           (154,934)             39,302            (248,359)

CASH BALANCE AT BEGINNING OF
  PERIOD                                      3,417,507             220,193           3,368,322             313,618
                                            -----------         -----------         -----------         -----------

CASH BALANCE AT END OF PERIOD               $ 3,407,624         $    65,259         $ 3,407,624         $    65,259
                                            ===========         ===========         ===========         ===========




Unaudited.  See accompanying notes to financial statements.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                               September 30, 2007

                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                             (A Limited Partnership)


Note 1 - Organization

Entity was redomiciled August 25, 2006 in DE. The entities new name is: "Urban Improvement Fund Limited, 1974, LP."

Urban Improvement Fund Limited 1974, LP (the Partnership) was formed under the California Uniform Limited Partnership Act on January 13, 1974, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,404 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1974. The Partnership also issued 115 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

On August 25, 2006, the Partnership redomiciled the entity to Delaware. The name was changed to Urban Improvement Fund Limited 1974, LP.

The Urban Improvement Fund Limited 1974, LP prospectus, dated July 23, 1974, specified that the General Partner will have at least a one percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests. It is the General Partners' intention to allocate, for income tax and financial reporting purposes, the profits, losses and special allocations in the ratio of ninety-nine percent to the limited partners and one percent to the General Partner.

     Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Note 2 -Method of accounting

As of September 30, 2007, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

     Management of Urban Improvement Fund Limited 1974, LP

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $204,092. (The fee will not be more than 50 percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $57,020.) The management fee earned for the six months ended September 30, 2007 and 2006 was $42,765 and $153,069 respectively. The fee for 2007 is expected to be the minimum.

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

The General Partner of the Partnership is a corporation in which SP Investments Inc. owns a 100 percent interest. Partnership Services Inc. (PSI), another corporation owned 100 percent by SP Investments Inc., has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2007 or 2006. In addition, as shown in the following table, PSI has become the General Partner in one of the Local Limited Partnerships in which the Partnership has or had investments.

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

     Notre Dame Apartments                                 March 1977 to
                                                            December 2002
     Capitol Hill Associates                               December 1978

The General Partner of the following partnerships has been replaced with an entity which is controlled by Paul H. Pfleger:

     Local Limited Partnership                                 Date
     -------------------------                                 ----

     Notre Dame Apartments                                 December 2000
     Monatiquot Village                                    February 2000
     SPAC/Urban 74 Holdings, LLC                           September 2006

Note 3 - Investments in Local Limited Partnerships

As of September 30, 2007, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.

The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero unless the Partnership intends to commit additional funds to the Local Limited Partnership. The investments in Local Limited Partnerships are comprised of:

                                                   September 30, 2007         December 31, 2006
                                                   ------------------         -----------------

Capital Contributions less Distributions             $ (1,215,431)              $ (1,215,431)

Equity in income or earnings                           10,641,726                 11,396,694

Advances                                                  572,191                    620,870

Unamortized costs of acquisitions                         348,124                    353,455
                                                     ------------               ------------

                                                     $ 10,346,610               $ 11,155,588
                                                     ============               ============

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

The components of the Partnership's equity in income of the Local Limited Partnerships for the nine months ended September 30, 2007 and 2006, is summarized as follows:

                                                    For the Three-Month                     For the Nine-Month
                                                    -------------------                     ------------------
                                                       Period Ended                            Period Ended
                                                       ------------                            ------------
                                                       September 30,                           September 30,
                                                       -------------                           -------------
                                                 2007                2006                2007                 2006
                                                 ----                ----                ----                 ----
Income (loss) from investments
  with non-zero investment:
     Norway House                            $    89,988         $    93,288         $   269,964         $   279,864
     Notre Dame                                 (184,165)          6,808,643            (400,630)          6,730,555
     Capitol Hill                                 28,505              32,354              80,322              54,264
     Monatiquot Village Associates              (272,746)           (621,993)           (601,408)         (1,215,753)
     SPAC/Urban 74 Holdings, LLC                 (21,267)                  0            (103,216)                  0
                                             -----------         -----------         -----------         -----------

                                             $  (359,685)        $ 6,312,292         $  (754,968)        $ 5,848,930
                                             ===========         ===========         ===========         ===========

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits
          99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2007.

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




                     URBAN IMPROVEMENT FUND LIMITED 1974, LP
                     ---------------------------------------
                                    (Issuer)
                    By: Interfinancial Real Estate Management
                            Company, General Partner




Date:                                 /s/Paul H. Pfleger
      ------------------------        ------------------------------------------
                                      Paul H. Pfleger
                                      Chairman of the Board
                                      Interfinancial Real Estate Company,
                                      equivalent of the
                                      Chief Executive Officer of the Partnership




Date:                                 /s/John M. Orehek
      ------------------------        ------------------------------------------
                                      John M. Orehek
                                      Senior Vice President
                                      Interfinancial Real Estate Company,
                                      equivalent of the
                                      Chief Financial Officer of the Partnership